Form 10-Q
period 1996-03-31
INTELLIQUEST INFORMATION GROUP INC
filed 1996-05-15
CIK 1007083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

  X
______ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

           For the quarter ended:    March 31, 1996 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    Commission File Number:    0-27680
                                               -------

                   INTELLIQUEST INFORMATION GROUP, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                   74-2775377
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                 1250 Capital of Texas Highway
                      Austin, Texas 78746
                        (512) 329-0808

     (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                       -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes      No X
                                                  ----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT APRIL 30, 1996
Series A Common Stock, $.0001 par value                 6,489,557

                   INTELLIQUEST INFORMATION GROUP, INC.
                                    INDEX

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements:
             Condensed Consolidated Balance Sheet
             March 31, 1996 (unaudited) and December 31, 1995               3

             Condensed Consolidated Statement of Operations (unaudited)
             Three months ended March 31, 1996 and 1995                     4

             Condensed Consolidated Statement of Cash Flows (unaudited)
             Three months ended March 31, 1996 and 1995                     5

             Notes to Consolidated Financial Statements                     6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    8

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                           13

       Item 2. Changes in Securities                                       13

       Item 3. Defaults Upon Senior Securities                             13

       Item 4. Submission of Matters to a Vote of Security Holders         13

       Item 5. Other Information                                           13

       Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                 14

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                           INTELLIQUEST INFORMATION GROUP, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                      (IN THOUSANDS)

                                                                                         PRO FORMA
                                                                                       STOCKHOLDERS'
                                                                                          EQUITY
                                                       MARCH 31,         DECEMBER 31,   DECEMBER 31,
                                                         1996               1995           1995
                                                         ----               ----           ----
                                                      (UNAUDITED)                        (NOTE 2)
                                                                                        (UNAUDITED)
Current assets:
  Cash and equivalents                                  $26,288            $   591
  Accounts receivable, net                                2,586              2,505
  Unbilled revenues                                       1,017              1,599
  Projects in process                                       926                 71
  Prepaid expenses and other assets                          46                 27
                                                        -------            -------
      Total current assets                               30,863              4,793
  Furniture and equipment, net                            1,530              1,271
  Other assets                                               75                 75
                                                        -------            -------
      Total assets                                      $32,468            $ 6,139
                                                        -------            -------
                                                        -------            -------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                      $ 1,417            $ 1,069
  Accrued liabilities                                     1,076              1,263
  Deferred revenues                                       1,553              1,295
  Other current liabilities                                  78                 72
                                                        -------            -------
      Total current liabilities                           4,124              3,699
Obligations under capital leases and deferred
 rent                                                       117                110
                                                        -------            -------
      Total liabilities                                   4,241              3,809
                                                        -------            -------
Redeemable convertible preferred stock                        0              4,420            0
                                                        -------            -------       ------
Common Stockholders' Equity (Deficit):
  Common stock, $.0001 par value, 30,000,000
   shares authorized, no shares issued and outstanding
   at December 31, 1995, 6,489,557 at March 31, 1996          1                  0            0
  Series A common stock, $.01 par value, 20,000,000
   shares authorized, 2,737,031 shares issued and
   outstanding at December 31, 1995, no shares
   authorized or outstanding at March 31, 1996                0                 27            1
  Series B common stock, $.01 par value, 344,256
   shares authorized, no shares issued or outstanding at
   December 31, 1995, no shares authorized, issued or
   outstanding at March 31, 1996                              0                  0            0
  Capital in excess of par value                         30,412                116        5,100
  Deferred compensation                                     (57)               (61)         (61)
  Accumulated deficit                                    (2,129)            (2,172)      (2,172)
                                                        -------            -------       ------
      Total common stockholders' equity (deficit)        28,227             (2,090)      $2,868
                                                        -------            -------       ------
                                                        -------            -------       ------
      Total liabilities, redeemable convertible
      preferred stock and common stockholders'
      equity (deficit)                                  $32,468            $ 6,139
                                                        -------            -------
                                                        -------            -------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTELLIQUEST INFORMATION GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                                              THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                             MARCH 31, 1996     MARCH 31, 1995
                                                             --------------     --------------
Revenues:
   Renewable subscription-based products                         $1,661             $  789
   Renewable proprietary products                                 1,394              1,376
   Proprietary project research                                     305                754
                                                                 ------             ------
   Total revenues                                                 3,360              2,919

Operating expenses:
   Cost of revenues                                               1,538              1,421
   Sales, general and administrative                                985              1,013
   Product development                                              522                299
   Depreciation and amortization                                    144                 55
                                                                 ------             ------
Total operating expenses                                          3,189              2,788
                                                                 ------             ------
Operating income                                                    171                131

Interest income (expense), net                                       13                 (2)
                                                                 ------             ------
Income before income taxes                                          184                129
Provision for income taxes                                           78                 52
                                                                 ------             ------
Net income                                                       $  106             $   77
                                                                 ------             ------
                                                                 ------             ------
Net income per share                                             $  .02             $  .01
Weighted average shares outstanding                               5,195              5,012

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INTELLIQUEST INFORMATION GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                         THREE MONTHS         THREE MONTHS
                                                             ENDED                ENDED
                                                        MARCH 31, 1996       MARCH 31, 1995
                                                        --------------       --------------
Cash flows from operating activities:
  Net income                                               $   106               $   77
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                             144                   55
     Bad debt expense                                           17                   62
     Deferred compensation                                       4                    0
  Net changes in assets and liabilities:
     Accounts receivable and unbilled revenue(s)               484                (1,393)
     Prepaid expenses and other assets                         (23)                    8
     Projects in process                                      (855)                 (846)
     Accounts payable and accrued expenses                     161                   270
     Deferred revenues                                         258                 1,201
     Deferred rent and other                                   (20)                   90
                                                           -------               -------
     Net cash provided by (used in) operating
      activities                                               276                  (476)
                                                           -------               -------
Cash flows from investing activities:
  Net repayment on notes receivable                             11                    34
  Purchases of equipment and leasehold improvements           (356)                  (94)
                                                           -------               -------
     Net cash used in investing activities                    (345)                  (60)
                                                           -------               -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                    25,787                     0
  Repayments of principal on capital lease obligations         (21)                  (11)
                                                           -------               -------
     Net cash provided by (used in) financing activities    25,766                   (11)
                                                           -------               -------
  Net increase (decrease) in cash and equivalents           25,697                  (547)
  Cash and equivalents at the beginning of the period          591                   720
                                                           -------               -------
  Cash and equivalents at the end of the period            $26,288               $   173
                                                           -------               -------
Supplemental cash flow disclosures:
  Interest paid                                                  3                     4
  Property and equipment acquired under capital leases          47                     0
  Taxes paid                                                   230                     2

        The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS
     The accompanying unaudited financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company"). The Company provides international quantitative market information to high technology companies.


      In March 1996, the Company completed an initial public offering in which the Company sold 1,635,000 shares of its common stock for net proceeds to the Company of $25.8 million. Upon closing of the initial public offering, each outstanding share of the Company's Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock was automatically converted into one share of common stock of the Company and outstanding warrants were exercised to purchase common stock of the Company resulting in the issuance of 2,117,526 shares of common stock.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature, necessary for a fair presentation of the financial position of the Company as of March 31, 1996 and the results of the Company's operations and its cash flows for the three-month period ended March 31, 1996 and 1995. This report on Form 10-Q should read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

2.    CONVERTIBLE PREFERRED STOCK AND UNAUDITED PRO FORMA STOCKHOLDERS'
      EQUITY

      Series A and B Redeemable Convertible Preferred Stock is presented net of issuance costs and approximates redemption value. The conversion of all preferred stock into 1,853,046 shares of common stock and the exercise of outstanding warrants into 264,480 shares of common stock upon the closing of the initial public offering has been reflected in the pro forma stockholders' equity in the balance sheet at December 31, 1995 as if they were converted on that date.


3.   EARNINGS PER SHARE

     Earnings per share for the three-month period ended March 31, 1996 is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Earnings per share for the three-month period ended March 31, 1995 represented pro forma earnings per share which gives effect to certain adjustments described below. In conformity with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of the registration statement for the initial public offering have been included in the March 31, 1995 calculations as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price of $17.00 per share. Additionally, 1,055,718 shares of Series A Redeemable Convertible Preferred Stock, 797,328 shares of Series B Redeemable
Convertible Preferred Stock were assumed to have been converted to an equal number of shares of common stock and warrants to purchase 264,480 shares of common stock were assumed to have been exercised at the time of issuance.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   CASH EQUIVALENTS AND INVESTMENTS
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short and long-term investments consist primarily of U.S. government debt securities with readily determinable fair market values. In accordance with Statement of Financial Accounting Standard No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", the Company's investments are classified as available-for-sale and accordingly, are reported at fair value, with unrealized gains and losses reported net of taxes as a separate component of common stockholders' equity. Unrealized gains and losses at March 31, 1996 were not material.

                                     ***
                                      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "RISK FACTORS" IN THE COMPANY'S INITIAL PUBLIC OFFERING PROSPECTUS (THE "PROSPECTUS"), CONTAINED IN THE REGISTRATION STATEMENT ON FORM S-1 (NO. 333-00844).


OVERVIEW

     IntelliQuest Information Group, Inc. (the "Company") is a leading provider of quantitative market information to technology companies. The Companies provides timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company's renewable subscription-based products are derived from two product lines: IntelliTrack IQ-TM- and Computer Industry Media Study-TM- (CIMS). IntelliTrack IQ-TM- is a subscription-based service covering a variety of technologies and geographic markets. The Company anticipates expanding IntelliTrack IQ-TM- products during 1996 to cover additional technologies and new geographic regions in an effort to increase leverageable fixed investments.* CIMS is annual study that measures the readership and viewership habits of technology purchase influencers. Renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies, customer registration programs and services and the IntelliQuest Brand Tech Forum. Proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods.


RESULTS OF OPERATIONS
      REVENUES. Total revenues increased 15.1% for the quarter ended March 31, 1996 to $3.4 million from $2.9 million during the same period in 1995. This increase was primarily due to an increase in subscription-based product revenues of 110.5% from $789,000 during the quarter ended March 31, 1995 to $1.7 million for the same period in 1996. This increase in subscription-based revenues was generated by several factors including the timing of contract closure and an increase in base subscriptions. The Company has focused on closing annual contracts on a more timely basis during 1996, which the Company hopes will result in a smoother revenue stream for subscription-based products during the year.* Subscription-based revenues from the Company's CIMS product are deferred until the actual release date, which is anticipated to occur during the third quarter of 1996.* Renewable proprietary products revenues remained essentially



- - -------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

constant at approximately $1.4 million during the first quarter of 1996 as compared to the same period in 1995, resulting from a combination of an increase in a customer registration revenues offset by a decrease in proprietary tracking revenues. The Company anticipates that customer registration revenues will continue to increase during the remainder of 1996, however such revenues are primarily a function of the timing of customer shipments over which the Company has no control.* The decrease in proprietary tracking revenues was caused by a timing issue associated with a certain proprietary tracking project for which anticipated first quarter revenues were delayed to future quarters. Revenues for proprietary project research decreased 59.5% from $754,000 during the quarter ended March 31, 1995 to $305,000 during the same period in 1996. The Company is experiencing a migration of this business to its Technology Panel, which the Company believes is a more efficient and cost effective method of performing research.

     International revenues (revenues generated by research performed on geographical regions outside of the U.S.) were $1.4 million (42.5% of total revenues) and $701,000 (24.0% of total revenues) for the quarters ended March 31, 1996 and 1995, respectively. The majority of this increase was due to more expedient closure of international subscription-based products contracts during 1996, as discussed above. The increase is also due to increased customer registration revenues offsetting decreased renewable proprietary tracking revenues, as discussed above. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts.* Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

     COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges and other costs directly attributable to products or projects. Costs of revenues increased 8.2% from $1.4 million (48.7% of total revenues) to $1.5 million (45.8% of total revenues) during the quarters ended March 31, 1995 and 1996, respectively. The decrease as a percentage of total revenues was mainly due to the increase in subscription-based revenues (see discussion above) which is a highly leverageable business, allowing costs of revenues to remain fairly constant even as revenues fluctuate.


   SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expense decreased 2.8% to $985,000 (29.3% of total revenues) during the quarter ended March 31, 1996 from $1.0 million (34.7% of total revenues) during the same period in 1995. The Company anticipates that these costs will increase as a result of additional expenses associated with becoming a public company and the expansion of its sales and marketing departments.* The Company has historically

- - -------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

relied on customer referrals, supplemented by its own sales and marketing efforts, to generate the majority of its revenue growth.

   PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor, dedicated to the development of new products and proprietary processes. Product development expenses increased to $522,000 during the first quarter of 1996 from $299,000 during the same period last year, a 74.6% increase. The increase was due to the Company's increased development efforts concentrated on the completion of two new products. The Company will continue to give priority to development of these products throughout 1996.*

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 161.8% from $55,000 during the three months ended March 31, 1995 to $144,000 during the same period in 1996. This increase was due to a high level of capital equipment acquisitions during the first quarter of 1996 including establishing two new data collection facilities and installing corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

   INCOME TAXES. Income taxes represented 40.3% of income before income taxes for the quarter ended March 31, 1995 and 42.4% for the same period in 1996. The increase was due to a one-time charge to income for state income tax based on a final determination of taxable jurisdiction. The Company anticipates that the rate will return to approximately 40.5% for future periods.*

LIQUIDITY AND CAPITAL RESOURCES
   At March 31, 1996, cash and cash equivalents totaled $26.3 million, an increase of $25.7 million over the December 31, 1995 total of $591,000. The increase was due to the closing of the Company's initial public offering in March 1996 which provided net proceeds of $25.8 million.
   Operating activities generated cash of $276,000 during the quarter ended March 31, 1996 as compared to $476,000 cash used in operating activities during the same period of 1995. The increase in cash provided was mainly due to increased earnings combined with typical activity in accounts receivable, unbilled revenues and deferred revenues.
   Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of March 31, 1996 and 1995, the Company had $1.6 million and $3.2 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue.
As of March 31, 1996 and 1995, the Company had $1.0 million and $2.0 million, respectively, of unbilled revenues. Substantially all deferred and unbilled revenues will be earned and billed, respectively, during the following year.

________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

   Investing activities consumed $345,000 and $60,000 for the quarters ended March 31, 1996 and 1995, respectively. The increase in expenditures was the result of several factors including a high level of equipment, furniture and leasehold improvement acquisitions during the first quarter of 1996 resulting from the establishment of two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications. The Company will be expanding its United Kingdom data collection facilities during the second quarter and expects to make any other necessary purchases to accommodate future growth, if any.*
   The Company periodically considers acquisitions of companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies. The Company may undertake one or more such acquisitions during 1996.* At present, however, it has no commitments or agreements with respect to any such acquisition.
   Financing activities provided cash of $25.8 million for the quarter ended March 31, 1996, as compared to cash used of $11,000 during the same period of 1995. This cash flow was generated by net proceeds from the Company's initial public offering that closed in March 1996.
   The Company's purchase obligations consist of standard operating expenditures including certain capital and operating lease commitments. The Company's primary source of liquidity, other than cash, cash equivalents and accounts receivable, consists of a revolving credit facility with a bank of $3 million, all of which was available at March 31, 1996, subject to compliance with certain covenants. The Company was in compliance with all such covenants at March 31, 1996 and will soon begin negotiations to renew this agreement on or before its expiration date of October 30, 1996.* The Company believes that the liquidity provided by existing cash, cash equivalents, accounts receivable and the borrowing arrangement described above will be sufficient to meet the Company's cash requirements for fiscal 1996.* However, the Company believes the level of financial resources is a significant competitive factor and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise. There can be no assurance that the Company will be able to obtain such funding on favorable terms, if at all.

RISK FACTORS
   The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors.
   The Company anticipates that customer registration revenues will continue to increase during the remainder of 1996; however, such revenues are primarily a function of the timing of customer shipments, over which the Company has no control.* Thus, delays in customer orders or acceptance of custom software applications for customer

________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

registration could have a material adverse affect on future quarters' revenues and operating results.
   Substantially all revenues and expenses attributable to CIMS for a particular year are recognized in the third quarter of that year, when the final study is usually completed and delivered. Although the Company does not anticipate it at this time, a delay in delivering the final study could postpone recognition of such revenues and expenses until the fourth quarter, which would materially affect revenue and operating results for the third and fourth quarters.*
   A large majority of the Company's customer contracts terminate after one year and are renewable at the discretion of the customer, although no obligation to renew exists. At this time, the Company has no reason to believe that there will be any material contracts which will not be renewed or the renewal of which will be delayed during fiscal 1996.* However, to the extent that customers fail to renew or defer their renewals, the Company's quarterly revenues and operating results may be materially adversely affected.
   The Company believes its success will depend in part upon its ability to anticipate and satisfy customer demand for new products and services and information about additional geographic areas. As a result, the Company expects to continue expending significant resources to develop its proprietary customer registration/response software products, to develop Internet-based information collection tools and information services and to expand the Company's ability to improve its operations and systems, manage the quality of its products, and market its new products.* Factors such as the Company's ability to improve its operations and systems, manage the quality of its products, and market its new products under possible price pressures and increased competition could have a material adverse affect on results of operations.
   Although the Company has historically relied on customer referrals supplemented by its own sales and marketing efforts to generate the majority of its revenue growth, it anticipates expending significant resources to develop a more traditional direct sales model which it believes is necessary to facilitate its growth as it develops new products and services targeted at broader-based market segments.* Thus, the Company's future operating results may be materially affected by its unproven ability to hire, train, deploy and manage an increasingly large direct sales force.
   In addition, the Company relies on a limited number of key customers for the majority of its revenues. Therefore, consolidation among its top customers or the loss of one or more of its large customers or a significant reduction in business from such customers could have a material adverse affect on future results of operations.
   As the Company expands geographically, it anticipates increased exposure to foreign currency rate fluctuations.* The Company expects to address its exposure as needed to reduce or eliminate potential losses associated with this growth.* However, potential fluctuations in the value of the U.S. dollar as compared to other various currencies in which the Company operates facilities could have an adverse affect on results of operations.

_____________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

OTHER INFORMATION
Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
              11.1 Statement re: computation of per share earnings.
         (b) Reports on Form 8-K
              None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED May 14, 1996
                           IntelliQuest Information Group, Inc.
                           (Registrant)



                           James Schellhase
                           Chief Operating Officer and Chief Financial Officer