Form 10-Q
period 1996-06-30
INTELLIQUEST INFORMATION GROUP INC
filed 1996-08-14
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
  (Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934

         For the quarter ended:  June 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934



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

                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                 Outstanding at June 30, 1996
  Common Stock, $.0001 par value                               6,997,719

                      INTELLIQUEST INFORMATION GROUP, INC.
                                     INDEX



                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:
             Condensed Consolidated Balance Sheet
             June 30, 1996 (unaudited) and December 31, 1995               3

             Condensed Consolidated Statement of Operations (unaudited)
             Three months ended June 30, 1996 and 1995                     4

             Condensed Consolidated Statement of Operations (unaudited)
             Six months ended June 30, 1996 and 1995                       5

             Condensed Consolidated Statement of Cash Flows (unaudited)
             Six months ended June 30, 1996 and 1995                       6

             Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             13

     Item 2. Changes in Securities                                         13

     Item 3. Defaults Upon Senior Securities                               13

     Item 4. Submission of Matters to a Vote of Security Holders           13

     Item 5. Other Information                                             13

     Item 6. Exhibits and Reports on Form 8-K                              13

     Signatures                                                            14

Part I.   Financial Information
- -------------------------------
Item 1.  Condensed Consolidated Financial Statements

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1996         1995
                                                                     -----------  -------------
                                                                     (UNAUDITED)
                              ASSETS

Current assets:
  Cash and equivalents..............................................   $26,391        $ 1,688
  Accounts receivable, net..........................................     3,687          2,990
  Unbilled revenues.................................................     1,151          1,599
  Projects in process...............................................     1,862             71
  Prepaid expenses and other assets.................................       263             32
                                                                       -------        -------
     Total current assets...........................................    33,354          6,380
  Furniture and equipment, net......................................     2,021          1,537
  Other assets......................................................       145             89
                                                                       -------        -------
     Total assets...................................................   $35,520        $ 8,006
                                                                       =======        =======

   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..................................................   $ 1,536        $ 1,174
  Accrued liabilities...............................................     1,043          1,263
  Deferred revenues.................................................     2,987          1,822
  Other current liabilities.........................................       168            103
                                                                       -------        -------
     Total current liabilities......................................     5,734          4,362
Obligations under capital leases and
 deferred rent......................................................       138            170
                                                                       -------        -------
     Total liabilities..............................................     5,872          4,532
                                                                       -------        -------
Redeemable convertible preferred stock..............................         0          4,420
                                                                       -------        -------
Common Stockholders' Equity (Deficit):
  Common stock, $.0001 par value, 30,000,000
   shares authorized, no shares issued and
    outstanding at December 31, 1995, 6,997,719
    at June 30, 1996................................................         1              0
  Series A common stock, $.01 par value,
    20,000,000 shares authorized,
    3,245,193 shares issued and outstanding
    at December 31, 1995, no shares authorized
     or outstanding at June 30, 1996................................         0             32
  Series B common stock, $.01 par value,
    344,256 shares authorized, no shares issued
    or outstanding at December 31, 1995,
     no shares authorized, issued or outstanding
    at June 30, 1996................................................         0              0
  Capital in excess of par value....................................    32,613          2,314
  Deferred compensation.............................................       (54)           (61)
  Foreign currency translation......................................         1              0
  Accumulated deficit...............................................    (2,913)        (3,231)
                                                                       -------        -------
     Total common stockholders' equity (deficit)....................    29,648           (946)
                                                                       -------        -------
     Total liabilities, redeemable convertible preferred stock and
     common stockholders' equity (deficit)..........................   $35,520        $ 8,006
                                                                       =======        =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS   THREE MONTHS
                                                ENDED          ENDED
                                            JUNE 30, 1996  JUNE 30, 1995
                                            -------------  -------------
Revenues:
   Renewable subscription-based products....       $1,573         $1,427
   Renewable proprietary products...........        1.922          1,490
   Proprietary project research.............        1,172            707
                                                   ------         ------
   Total revenues...........................        4,667          3,624

Operating expenses:
   Cost of revenues.........................        1,863          1,673
   Sales, general and administrative........        1,430          1,312
   Product development......................        1,085            454
   Depreciation and amortization............          170             80
                                                   ------         ------
   Total operating expenses.................        4,548          3,519
                                                   ------         ------

Operating income............................          119            105

Interest income (expense), net..............          234              4
                                                   ------         ------
Income before income taxes..................          353            109
Provision for income taxes..................           74             89
                                                   ------         ------
Net income..................................       $  279         $   20
                                                   ======         ======
Net income per share........................         $.04           $.00
Weighted average shares outstanding.........        7,240          5,512




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             SIX MONTHS     SIX MONTHS
                                                ENDED          ENDED
                                            JUNE 30, 1996  JUNE 30, 1995
                                            -------------  -------------
Revenues:
   Renewable subscription-based products...        $3,234         $2,216
   Renewable proprietary products..........         3,915          3,150
   Proprietary project research............         1,617          1,653
                                                   ------         ------
   Total revenues..........................         8,766          7,019

Operating expenses:
   Cost of revenues........................         3,685          3,267
   Sales, general and administrative.......         2,792          2,589
   Product development.....................         1,693            838
   Depreciation and amortization...........           317            141
                                                   ------         ------
   Total operating expenses................         8,487          6,835
                                                   ------         ------

Operating income...........................           279            184

Interest income (expense), net.............           254              3
                                                   ------         ------
Income before income taxes.................           533            187
Provision for income taxes.................           152            141
                                                   ------         ------
Net income.................................        $  381         $   46
                                                   ======         ======

Net income per share.......................          $.06           $.01
Weighted average shares outstanding........         6,482          5,512




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              SIX MONTHS      SIX MONTHS
                                                                                ENDED           ENDED
                                                                            JUNE 30, 1996   JUNE 30, 1995
                                                                            --------------  --------------

Cash flows from operating activities:
   Net income.............................................................        $   381         $    46
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization........................................            352             157
     Bad debt expense.....................................................             60              99
     Deferred compensation................................................              7              98
   Net changes in assets and liabilities:
     Accounts receivable and unbilled revenues............................           (309)         (1,449)
     Prepaid expenses and other assets....................................            (88)            (24)
     Projects in process..................................................         (1,791)         (1,390)
     Accounts payable and accrued expenses................................            142             773
     Deferred revenues....................................................          1,165           2,187
     Deferred rent and other..............................................           (114)            161
                                                                                  -------         -------
  Net cash provided by (used in) operating activities.....................           (195)            658
                                                                                  -------         -------

Cash flows from investing activities:
   Net repayment on notes receivable......................................           (111)             87
   Purchases of equipment and leasehold improvements......................           (789)           (338)
                                                                                  -------         -------
        Net cash used in investing activities.............................           (900)           (251)
                                                                                  -------         -------

Cash flows from financing activities:
   Proceeds from sale of stock............................................         25,786             625
   Purchase of Treasury stock.............................................                            (73)
   Net borrowing on note payable..........................................             46              59
   Repayments of principal on capital lease obligations...................            (34)            (23)
                                                                                  -------         -------
        Net cash provided by financing activities.........................         25,798             588
                                                                                  -------         -------

   Net increase in cash and equivalents...................................         24,703             995
   Cash and equivalents at the beginning of the period....................          1,688           1,283
                                                                                  -------         -------
   Cash and equivalents at the end of the period..........................        $26,391         $ 2,278
                                                                                  -------         -------

Supplemental cash flow disclosures:
   Interest paid..........................................................              9              13
   Property and equipment acquired under capital leases...................              0               0
   Taxes paid.............................................................            391              27

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative market information to high technology companies.

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

    In May 1996, the Company acquired Pipeline Communications, Inc. ("Pipeline"), a privately held company. See Note 2.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature necessary for a fair presentation of the financial position of the Company as of June 30, 1996 and the results of the Company's operations and its cash flows for the six-month periods ended June 30, 1996 and 1995. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

2.  ACQUISITIONS

    In May 1996, IntelliQuest completed a merger with Pipeline Communications, Inc. ("Pipeline") in which Pipeline became a wholly-owned subsidiary of IntelliQuest. Shares of IntelliQuest common stock totaling 562,500 were exchanged for all outstanding shares of common stock, stock options, and warrants of Pipeline. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements have been restated as if the acquisition took place at the beginning of such periods.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Separate results of operations for the periods prior to the acquisition with Pipeline are as follows (in thousands):

                              For the Year     For the Year       For the Six      For the Six
                              ------------     ------------       -----------       -----------
                                  Ended            Ended         Months Ended     Months Ended
                                  -----            -----         ------------     ------------
                              December 31,     December 31,      June 30, 1996     June 30, 1995
                              ------------     ------------      -------------     -------------
                                  1994             1995           (Unaudited)      (Unaudited)
                                  ----             ----           -----------      -----------
Revenues
   IntelliQuest.............       $12,983          $16,974         $ 7,209           $ 5,999
   Pipeline.................         1,006            2,140           1,557             1,020
                                   -------          -------         -------           -------
Combined....................       $13,989          $19,114         $ 8,766           $ 7,019
Net Income (loss)
   IntelliQuest.............       $   (24)         $   911         $   404           $   212
   Pipeline.................          (265)            (346)            (83)             (166)
                                   -------          -------         -------           -------
Combined...................        $  (289)         $   565         $   381           $    46
Other changes in
 stockholders' equity
   (deficit)
   IntelliQuest.............       $(2,729)         $(2,090)        $34,459           $ 1,736
   Pipeline.................           845            1,144           1,061             1,216
                                   -------          -------         -------           -------
Combined....................       $(1,884)         $  (946)        $35,520           $ 2,952

THE PIPELINE SUBSIDIARY HAS BEEN RENAMED INTELLIQUEST COMMUNICATIONS, INC.


3.   EARNINGS PER SHARE

     Earnings per share for the three-month and six-month periods ended June 30, 1996 is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Earnings per share for the three-month and six-month periods ended June 30, 1995 represent pro forma earnings per share which gives effect to certain adjustments described below. In conformity with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of the registration statement for the initial public offering have been included in the June 30, 1995 calculations as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price of $17.00 per share. Additionally, 1,055,718 shares of Series A Redeemable Convertible Preferred Stock and 797,328 shares of Series B Redeemable Convertible Preferred Stock were assumed to have been converted to an equal number of shares of common stock and warrants to purchase 264,480 shares of common stock were assumed to have been exercised at the time of issuance.



                                 *     *    *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     IntelliQuest Information Group, Inc. (the "Company") is a leading provider of quantitative market information to technology companies. The Company provides timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company's renewable subscription-based product revenues are derived substantially from two product lines: IntelliTrack IQ(TM) and Computer Industry Media Study(TM) (CIMS). IntelliTrack IQ(TM) is a subscription-based service covering a variety of technologies and geographic markets. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies, customer registration programs and services and the IntelliQuest Brand Tech Forum conferences. Proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods.

   During May 1996, the Company acquired Pipeline Communications, Inc. ("Pipeline"), a privately held company that provides electronic customer registration services worldwide. The transaction was accounted for as a pooling of interests; thus the Company's results of operations as discussed herein include those of Pipeline and all periods presented have been restated.

RESULTS OF OPERATIONS

Revenues.   Total revenues increased from $3.6 million to $4.7 million for the quarters ended June 30, 1995 and 1996, respectively and from $7.0 million to $8.8 million for the six months ended June 30, 1995 and 1996, respectively.
This growth represents a 28.8% increase for the three-month period and a 24.9% increase for the six-month period ended June 30, 1996 from the comparable 1995 periods. The increase was partly due to an increase in subscription-based product revenues of 45.9% from $2.2 million during the six months ended June 30, 1995 to $3.2 million for the same period in 1996. Subscription-based product revenues increased from $1.4 million to $1.6 million for the three months ended June 30, 1995 and 1996, respectively. The increase in subscription-based revenues was generated by several factors including the timing of contract closure and an increase in base subscriptions. The Company has focused efforts on closing annual contracts on a more timely basis during 1996, which the Company hopes will result in a smoother revenue stream for subscription-based products during the year.* Subscription-based revenues from the Company's
CIMS product are deferred until the actual release date, which is anticipated to occur during the third quarter of 1996.* Renewable proprietary* products revenues increased 29.0% from $1.5 million to $1.9 million for the quarters ended June 30, 1995 and 1996, respectively and 24.3% from $3.1 million to $3.9
million for the six months ended June 30, 1995 and 1996, respectively.   This
increase resulted primarily from an increase in customer registration revenues. The Company anticipates that customer registration revenues will continue to increase during the remainder of 1996; however such revenues are primarily a function of the timing of customer shipments over which the
- ------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

Company has no control.* Revenues for proprietary project research decreased 2.2% from $1.7 million during the six months ended June 30, 1995 to $1.6 million during the same period in 1996. These revenues increased 65.8% from $707,000 for the second quarter 1995 to $1.2 million for the same period in 1996. Year-to-date, the Company is experiencing a migration of this business to its Technology Panel, which the Company believes is a more efficient and cost effective method of performing research.

International revenues (revenues generated by research performed on geographical regions outside of the U.S.) were $1.6 million (34.8% of total revenues) and $1.3 million (36.4% of total revenues) for the three months ended June 30, 1996 and 1995, respectively, and $3.0 million (34.3% of total revenues) and $2.0 million (28.8% of total revenues) for the six months ended June 30, 1996 and 1995, respectively. This increase was due to several factors including a growth in international subscription base, more expedient closure of international subscription-based products contracts during 1996, accelerated timing of completion on certain international subscription products and growth of international customer registration services. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts.* Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse affect on the Company's results of operations.

Costs of Revenues. Costs of revenues are primarily composed of data collection, labor charges, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues decreased as a percentage of total revenues from 46.2% ($1.7 million) to 39.9% ($1.9 million) for the quarters ended June 30, 1995 and 1996. Costs of revenues also decreased as a percentage of total revenues for the six months ended June 30, 1996 as compared to the same period in 1995 from 46.5% ($3.3 million) to 42.0% ($3.7 million). This decrease as a percentage of total revenues was due to the increase in subscription-based revenues (see discussion above) which is a highly leverageable business allowing costs of revenues to remain fairly constant even as revenues fluctuate, and to decreased costs of international data collection which resulted from utilization of the Company's new United Kingdom data collection facilities.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expense for the second quarter of 1996 increased to $1.4 million, a 9.0% increase, as compared to $1.3 million in the second quarter of 1995, and increased 7.8% to $2.8 million for the first six months of 1996 from $2.6 million during the same period in 1995. As a percentage of total sales, sales general and administrative expense decreased to 30.6% for the second quarter of 1996 from 36.2% for the second quarter of 1995 and decreased to 31.9% for the six months ended June 30, 1996 from 36.9% for the same period in 1995. The aggregate increase was a result of several items including additional expenses associated with becoming a public company and the acquisition of Pipeline as well as expansion of the Company's sales and marketing departments and its United Kingdom facilities.

Product Development Expenses. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of several new products. Product development expenses were $1.1 million and $454,000 for the three months ended June 30, 1996 and 1995, respectively, and $1.7 million and $838,000 for the six months ended June 30, 1996 and 1995, respectively. As a percentage of total revenues, product development expenses represented 23.2% and 12.5% for the second quarter 1996 and 1995, respectively, and 19.3% and 11.9% for the six months ended June 30, 1996 and 1995, respectively.
- -----------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

This increase was due to the Company's increased development efforts on Internet related products. The Company intends to give continued priority to development of these products throughout 1996.*

Depreciation and Amortization. Depreciation and amortization increased 112.5% from $80,000 to $170,000 for the quarters ended June 30, 1996 and 1995, respectively, and 124.8% from $141,000 to $317,000 for the six months ended June 30, 1995 and 1996, respectively. This increase was due to a high level of capital equipment acquisitions during the first quarter of 1996 including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

Income Taxes. Provision for income taxes as a percentage of income before income taxes represents 21.0% for the quarter and 28.5% for the six months ended June 30, 1996. These rates are below the Company's combined federal and state income tax rates due to two factors. The net proceeds from the Company's initial public offering that closed in March 1996 have typically been invested in tax-free investments. Also, the Company has not recorded any income tax benefit resulting from operating losses generated by Pipeline. Provision for income taxes for the six months ended June 30, 1995 represents 75.4% of income before income taxes because the Company did not record any income tax benefit resulting from Pipeline losses.


LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 1996, the Company had cash and cash equivalents of $26.4 million and positive working capital of $27.6 million.

     During the six months ended June 30, 1996, the Company used $195,000 of cash in operating activities while it generated $658,000 of cash during the same period last year. This decrease in cash flow is mainly due to the timing of payment of income taxes and costs incurred in advance of sales on certain projects combined with typical activity in accounts receivable, unbilled revenues and deferred revenues.

     For the six months ended June 30, 1996 and 1995, net cash used in investing activities was $900,000 and $251,000, respectively. This increase in cash used was mainly the result of several factors including a high level of equipment, furniture and leasehold improvement acquisitions during 1996 resulting from the establishment and expansion of new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

     The Company has budgeted approximately $1.6 million for capital expenditures in 1996, to be funded primarily through cash generated from operations. As of June 30, 1996, the Company had expended $789,000 in capital acquisitions and anticipates that it will remain within its budgeted costs for the remainder of the year.* The Company expects that future 1996 capital expenditures will consist primarily of telecommunications equipment, and computer hardware and software purchases to continue to upgrade, replace and improve existing systems and improvements in data collection and processing facilities.*

     Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects on varying terms including advanced billing and periodic billing reflecting performance of service. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of June 30, 1996 and 1995, the Company had $3.0 million and $4.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of June 30, 1996 and 1995, the Company's unbilled revenues has remained constant at $1.2 million. Substantially all deferred and unbilled revenues will be earned and billed, respectively, during the following year.*

- ----------------------------

* This statement is forward-looking statement reflecting current expectations. there can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Managements's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

     During March 1996, the Company completed an initial public offering in which the Company sold 1,635,000 shares of its common stock for net proceeds to the Company of $25.8 million. Upon closing of the initial public offering, each outstanding share of the Company's Series A and Series B Redeemable Convertible Preferred Stock was automatically converted into one share of common stock of the Company and outstanding warrants were exercised to purchase common stock of the Company resulting in the issuance of 2,117,526 shares of common stock.

     The Company maintains two revolving lines of credit and an equipment note payable. The revolving lines of credit total $3.2 million and are maintained to fund cash requirements from time to time. Borrowings under both lines of credit bear interest at a rate per annum equal to the prime rate plus one percent and are subject to compliance by the Company with certain financial covenants. At June 30, 1996, the Company was in compliance with all such covenants and there was $59,400 outstanding under such lines of credit. The lines of credit mature on August 8 and October 30, 1996 and the Company has begun negotiations to renew them. The equipment note payable bears interest at a rate per annum of 11% and is also subject to compliance by the Company with the same financial covenants as the lines of credit. The equipment note payable is due in monthly installments through June 15, 1998 and had an outstanding balance of $78,200 as of June 30, 1996.

     The Company believes that cash flows from operations, existing cash balances and the lines of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.* Beyond that time, if cash flows from operations and the lines of credit are not sufficient to satisfy its financing needs, the Company may seek additional funding through the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.


RISK FACTORS
     The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors.

     The Company anticipates that customer registration revenues will continue to increase during the remainder of 1996; however, such revenues are primarily a function of the timing of customer shipments, over which the Company has no control.* Thus, delays in customer orders or acceptance of custom software applications for customer registration could have a material adverse affect on future quarters' operating results.

     Substantially all revenues and expenses attributable to CIMS for a particular year are recognized in the third quarter of that year, when the final study is usually completed and delivered. Although the Company does not anticipate it at this time, a delay in delivering the final study could postpone recognition of such revenues and expenses until the fourth quarter, which would materially affect operating results for the third and fourth quarters.*

     A large majority of the Company's customer contracts terminate after one year and are renewable at the discretion of the customer, although no obligation to renew exists. At this time, the Company has no reason to believe that there will be any material contracts which will not be renewed or the renewal of which will be delayed during fiscal 1996.* However, to the extent that customers fail to renew or defer their renewals, the Company's quarterly operating results may be materially adversely affected.

     The Company believes its success will depend in part upon its ability to anticipate and satisfy customer demand for new products and services and information about additional geographic areas. As a result, the Company expects to continue expending significant resources to develop its proprietary customer registration/response software products, to develop Internet-based information collection tools and information services and to expand the Company's ability to improve its operations and systems, manage the quality of its

- --------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

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

     In addition, the Company has historically relied on, and expects to continue to rely on a limited number of key customers for the majority of its revenues. * Therefore, consolidation among its top customers or the loss of one or more of its large customers or a significant reduction in business from such customers could have a material adverse affect on future results of operations.

     As the Company's expands geographically, it anticipates increased exposure to foreign currency rate fluctuations. * The Company expects to address its exposure as needed to reduce or eliminate potential losses associated with this growth.* However, potential fluctuations in the value of the U.S. dollar as compared to other various currencies in which the Company operates facilities could have an adverse affect on results of operations.


OTHER INFORMATION
Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
               11.1  Statement re: computation of per share earnings.
         (b)  Reports on Form 8-K
         A Form 8-K dated May 31, 1996 was filed June 14, 1996 reporting the acquisition of Pipeline Communications, Inc. under the pooling of interests method of accounting. No financial statements were filed at that time. A form 8-K amending the Form 8-K dated May 31, 1996 was filed August 14, 1996 and included audited financial statements of Pipeline Communications, Inc. and unaudited proforma financial information of the consolidated entity.
- -----------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED  August 14, 1996
                                IntelliQuest Information Group, Inc.
                                (Registrant)



                                By:   /s/ James Schellhase
                                   ---------------------------------
                                   James Schellhase
                                   Chief Operating Officer and Chief Financial
                                   Officer