Form 10-Q
period 1996-09-30
INTELLIQUEST INFORMATION GROUP INC
filed 1996-11-14
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

     (Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934

      For the quarter ended:  September 30, 1996 or

      Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


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

                        -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT SEPTEMBER 30, 1996
    Common Stock, $.0001 par value                   7,071,161

                     INTELLIQUEST INFORMATION GROUP, INC.
                                     INDEX


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:
                    Condensed Consolidated Balance Sheet
                    September 30, 1996 (unaudited) and December 31, 1995    3

                    Condensed Consolidated Statement of Operations
                      (unaudited)
                    Three months ended September 30, 1996 and 1995          4

                    Condensed Consolidated Statement of Operations
                      (unaudited)
                    Nine months ended September 30, 1996 and 1995           5

                    Condensed Consolidated Statement of Cash Flows
                      (unaudited)
                    Nine months ended September 30, 1996 and 1995           6

                    Notes to Consolidated Financial Statements              7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                      13

         Item 2.    Changes in Securities                                  13

         Item 3.    Defaults Upon Senior Securities                        13

         Item 4.    Submission of Matters to a Vote of Security Holders    13

         Item 5.    Other Information                                      13

         Item 6.    Exhibits and Reports on Form 8-K                       13

         Signatures                                                        14

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                     INTELLIQUEST INFORMATION GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                1996           1995
                                                           -------------   ------------
                                                            (UNAUDITED)
                              ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . .   $26,609        $ 1,688
  Accounts receivable, net. . . . . . . . . . . . . . . . .     4,352          2,990
  Unbilled revenues . . . . . . . . . . . . . . . . . . . .     1,950          1,599
  Projects in process . . . . . . . . . . . . . . . . . . .       266             71
  Prepaid expenses and other assets . . . . . . . . . . . .       200             32
                                                              -------        -------
    Total current assets . . . . . . . . . . . . . . . . . .   33,377          6,380
  Furniture and equipment, net. . . . . . . . . . . . . . .     2,122          1,537
  Other assets. . . . . . . . . . . . . . . . . . . . . . .       328             89
                                                              -------        -------
    Total assets . . . . . . . . . . . . . . . . . . . . .    $35,827        $ 8,006
                                                              -------        -------
                                                              -------        -------

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .   $ 1,333        $ 1,174
  Accrued liabilities . . . . . . . . . . . . . . . . . . .     1,392          1,263
  Deferred revenues . . . . . . . . . . . . . . . . . . . .     2,120          1,822
  Other current liabilities . . . . . . . . . . . . . . . .        76            103
                                                              -------        -------
    Total current liabilities . . . . . . . . . . . . . . .     4,921          4,362
Obligations under capital leases and deferred rent. . . . .        75            170
                                                              -------        -------
    Total liabilities . . . . . . . . . . . . . . . . . . .     4,996          4,532
                                                              -------        -------
Redeemable convertible preferred stock. . . . . . . . . . .         0          4,420
                                                              -------        -------
Preferred stock, $.001 par value, 1,000,000 shares
   authorized, no shares issued or outstanding. . . . . . .         0              0
Common Stockholders' Equity (Deficit):
  Common stock, $.0001 par value, 30,000,000
  shares authorized,   7,071,161 and 3,245,193
  issued and outstanding, respectively. . . . . . . . . . .         1              1
  Capital in excess of par value. . . . . . . . . . . . . .    32,727          2,345
  Deferred compensation . . . . . . . . . . . . . . . . . .       (51)           (61)
  Foreign currency translation. . . . . . . . . . . . . . .         7              0
  Accumulated deficit . . . . . . . . . . . . . . . . . . .    (1,853)        (3,231)
                                                              -------        -------
    Total common stockholders' equity (deficit) . . . . . .    30,831           (946)
                                                              -------        -------
    Total liabilities, redeemable convertible preferred
    stock and common stockholders' equity (deficit) . . . .   $35,827        $ 8,006
                                                              -------        -------
                                                              -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    INTELLIQUEST INFORMATION GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                    THREE MONTHS         THREE MONTHS
                                                       ENDED                ENDED
                                                 SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                 ------------------   ------------------
Revenues:
  Renewable subscription-based products . . . . .      $4,640               $4,068
  Renewable proprietary products. . . . . . . . .       3,273                2,137
  Proprietary project research. . . . . . . . . .       1,123                  647
                                                       ------               ------
  Total revenues. . . . . . . . . . . . . . . . .       9,036                6,852

Operating expenses:
  Cost of revenues. . . . . . . . . . . . . . . .       4,980                4,215
  Sales, general and administrative . . . . . . .       1,784                1,455
  Product development . . . . . . . . . . . . . .         798                  451
  Depreciation and amortization . . . . . . . . .         172                   87
                                                       ------               ------
  Total operating expenses. . . . . . . . . . . .       7,734                6,208
                                                       ------               ------

Operating income. . . . . . . . . . . . . . . . .       1,302                  644

Interest income (expense), net. . . . . . . . . .         207                   17
                                                       ------               ------
Income before income taxes. . . . . . . . . . . .       1,509                  661
Provision for income taxes. . . . . . . . . . . .         449                  313
                                                       ------               ------
Net income. . . . . . . . . . . . . . . . . . . .      $1,060               $  348
                                                       ------               ------
                                                       ------               ------

Net income per share. . . . . . . . . . . . . . .      $  .15               $  .06
Weighted average shares outstanding . . . . . . .       7,228                5,540

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   NINE MONTHS         NINE MONTHS
                                                                      ENDED               ENDED
                                                               SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                               ------------------  ------------------
Revenues:
   Renewable subscription-based products . . . . . . . . . .        $ 7,874             $ 6,284
   Renewable proprietary products. . . . . . . . . . . . . .          7,188               5,287
   Proprietary project research. . . . . . . . . . . . . . .          2,740               2,300
                                                                    -------             -------
   Total revenues. . . . . . . . . . . . . . . . . . . . . .         17,802              13,871

Operating expenses:
   Cost of revenues. . . . . . . . . . . . . . . . . . . . .          8,665               7,482
   Sales, general and administrative . . . . . . . . . . . .          4,576               4,044
   Product development . . . . . . . . . . . . . . . . . . .          2,491               1,289
   Depreciation and amortization . . . . . . . . . . . . . .            489                 228
                                                                    -------             -------
   Total operating expenses. . . . . . . . . . . . . . . . .         16,221              13,043
                                                                    -------             -------

Operating income . . . . . . . . . . . . . . . . . . . . . .          1,581                 828

Interest income (expense), net . . . . . . . . . . . . . . .            461                  20
                                                                    -------             -------
Income before income taxes . . . . . . . . . . . . . . . . .          2,042                 848
Provision for income taxes . . . . . . . . . . . . . . . . .            601                 454
                                                                    -------             -------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,441             $   394
                                                                    -------             -------

Net income per share . . . . . . . . . . . . . . . . . . . .         $  .20              $  .07
Weighted average shares outstanding. . . . . . . . . . . . .          7,075               5,521


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS            NINE MONTHS
                                                                    ENDED                  ENDED
                                                             SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                                             ------------------     ------------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .      $  1,441                $   394
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .           553                    256
    Bad debt expense . . . . . . . . . . . . . . . . . . . .            91                    207
    Deferred compensation. . . . . . . . . . . . . . . . . .            10                     98
    Currency translation . . . . . . . . . . . . . . . . . .             7                      0
Net changes in assets and liabilities:
    Accounts receivable and unbilled revenues. . . . . . . .        (1,804)                (1,988)
    Prepaid expenses and other assets. . . . . . . . . . . .          (207)                    34
    Projects in process. . . . . . . . . . . . . . . . . . .          (195)                   518
    Accounts payable and accrued expenses. . . . . . . . . .           288                    941
    Deferred revenues. . . . . . . . . . . . . . . . . . . .           298                    296
    Deferred rent and other. . . . . . . . . . . . . . . . .          (118)                    37
                                                                  --------                -------
  Net cash provided by operating activities. . . . . . . . .           364                    793
                                                                  --------                -------

Cash flows from investing activities:
  Net issuance (repayment) on notes receivable . . . . . . .          (109)                    64
  Purchases of equipment and leasehold improvements. . . . .        (1,091)                  (421)
                                                                  --------                -------
      Net cash used in investing activities. . . . . . . . .        (1,200)                  (357)
                                                                  --------                -------

Cash flows from financing activities:
  Proceeds from sale of stock. . . . . . . . . . . . . . . .        25,899                    547
  Net borrowing on note payable. . . . . . . . . . . . . . .           (91)                    54
  Repayments of principal on capital lease obligations . . .           (51)                   (33)
                                                                  --------                -------
      Net cash provided by financing activities. . . . . . .        25,757                    568
                                                                  --------                -------

  Net increase in cash and equivalents . . . . . . . . . . .        24,921                  1,004

  Cash and equivalents at the beginning of the period. . . .         1,688                  1,283
                                                                  --------                -------

  Cash and equivalents at the end of the period. . . . . . .      $ 26,609                $ 2,287
                                                                  --------                -------

Supplemental cash flow disclosures:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .            19                     23
  Property and equipment acquired under capital leases . . .             0                      0
  Taxes paid . . . . . . . . . . . . . . . . . . . . . . . .           571                     27

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information to high technology companies.

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

     In May 1996, the Company acquired Pipeline Communications, Inc. ("Pipeline"), a privately held company. See Note 2.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature necessary for a fair presentation of the financial position of the Company as of September 30, 1996 and the results of the Company's operations and its cash flows for the nine-month periods ended September 30, 1996 and 1995. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

                         For the Year      For the Year      For the Nine    For the Nine
                             Ended            Ended           Months Ended    Months Ended
                         December 31,      December 31,      September 30,   September 30,
                             1994              1995              1996            1995
                         ------------   ------------------   -------------   -------------
                                                              (Unaudited)     (Unaudited)
Revenues
  IntelliQuest. . . . .    $12,983           $16,974            $15,157         $12,392
  Pipeline. . . . . . .      1,006             2,140              2,645           1,479
                           -------           -------            -------         -------
Combined. . . . . . . .    $13,989           $19,114            $17,802         $13,871
Net Income (loss)
  IntelliQuest. . . . .    $   (24)          $   911            $ 1,421         $   705
  Pipeline. . . . . . .       (265)             (346)                20            (311)
                           -------           -------            -------         -------
Combined. . . . . . . .    $  (289)          $   565            $ 1,441         $   394

   The Pipeline subsidiary has been renamed IntelliQuest Communications, Inc.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

     Earnings per share for the three-month and nine-month periods ended September 30, 1996 are computed based upon the weighted average number of common and common equivalent shares outstanding during the period.
     Earnings per share for the three-month and nine-month periods ended September 30, 1995 represent pro forma earnings per share which gives effect to certain adjustments described below. In conformity with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of the registration statement for the initial public offering have been included in the September 30, 1995 calculations as if they were outstanding for the entire period, using the treasury stock method and the initial public offering price of $17.00 per share. Additionally, 1,055,718 shares of Series A Redeemable Convertible Preferred Stock and 797,328 shares of Series B Redeemable Convertible Preferred Stock were assumed to have been converted to an equal number of shares of common stock and warrants to purchase 264,480 shares of common stock and were assumed to have been exercised at the time of issuance.

4.   SUBSEQUENT EVENT

     On October 17, 1996, the Company completed a follow-on public offering in which the Company sold 1,000,000 shares of its common stock for net proceeds to the Company of $25.8 million.


                                 *     *    *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*") THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "RISK FACTORS" IN THE COMPANY'S PUBLIC OFFERING PROSPECTUS (THE "PROSPECTUS"), CONTAINED IN THE REGISTRATION STATEMENT ON FORM S-1 (NO. 333-12547).

OVERVIEW
     IntelliQuest Information Group, Inc. (the "Company") is a leading provider
of quantitative marketing information to technology companies.   The Company
provides timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company's renewable subscription-based product revenues are derived substantially from two product lines: IntelliTrack IQ-TM-
and Computer Industry Media Study-TM- (CIMS).   IntelliTrack IQ-TM- is a
subscription-based service covering a variety of technologies and geographic markets. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies, customer registration programs and services and the IntelliQuest Brand Tech Forum conferences. Proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods.
     During May 1996, the Company acquired Pipeline Communications, Inc. ("Pipeline"), a privately held company that provides electronic customer registration services worldwide. The transaction was accounted for as a pooling of interests; thus the Company's results of operations as discussed herein include those of Pipeline and all periods presented have been restated.

RESULTS OF OPERATIONS

REVENUES.   Total revenues increased from $6.9 million to $9.0 million for the quarters ended September 30, 1995 and 1996, respectively and from $13.9 million to $17.8 million for the nine months ended September 30, 1995 and 1996, respectively. This growth represents a 31.9% increase for the three-month period and a 28.3% increase for the nine-month period ended September 30, 1996 from the comparable 1995 periods. The increase was partly due to an increase in subscription-based product revenues of 25.3% from $6.3 million during the nine months ended September 30, 1995 to $7.9 million for the same period in 1996. Subscription-based product revenues increased 14.1% from $4.1 million to $4.6 million for the three months ended September 30, 1995 and 1996, respectively. The increase in subscription-based revenues was generated by several factors including an increase in base subscriptions for both IntelliTrack and CIMS. Substantially all CIMS revenues and related costs are recognized upon delivery of the final study which occurred in the third quarter in both 1995 and 1996. CIMS generated 15.4% of the nine month increase in subscription revenue from 1995 to 1996. Renewable proprietary products revenues increased 53.2% from $2.1 million to $3.3 million for the quarters ended September 30, 1995 and 1996, respectively and 36.0% from $5.3 million to $7.2 million for the nine months ended September 30, 1995 and 1996, respectively. This increase resulted primarily from increased sales of customer registration products. The Company anticipates that customer registration revenues will continue to increase during the remainder of 1996; however such revenues are primarily a function of the timing of customer shipments over which the Company has no control.* Revenues for proprietary project research increased 19.1% from $2.3 million during the nine months ended September 30, 1995 to $2.7 million during the same period in 1996. These revenues increased 73.6% from 647,000 for the third quarter 1995 to $1.1 million for the same period in 1996. While the number of

-----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

projects has increased, more projects have been performed utilizing the Technology Panel, which is a more efficient and cost effective method of performing proprietary project research.

International revenues (revenues generated by research performed on geographical regions outside of the U.S.) were $2.3 million (25.6% of total revenues) and $1.4 million (20.6% of total revenues) for the three months ended September 30, 1996 and 1995, respectively, and $5.3 million (29.9% of total revenues) and $3.4 million (24.8% of total revenues) for the nine months ended September 30, 1996 and 1995, respectively. This increase was due to several factors including a growth in international subscription base and growth of international customer registration services. The Company expects that revenues from international marketing research will continue to account for a significant portion of its revenues and intends to continue to expand its international marketing research efforts.* Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse affect on the Company's results of operations.

COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, telecommunications charges and other costs directly attributable to products or projects. Costs of revenue for the third quarter of 1996 increased to $5.0 million, a 18.1% increase, as compared to $4.2 million in the third quarter of 1995, and increased 15.8% to $8.7 million for the first nine months of 1996 from $7.5 million during the same period in 1995. Costs of revenues decreased as a percentage of total revenues from 61.5% ($4.2 million) to 55.1% ($5.0 million) for the quarters ended September 30, 1995 and 1996. Costs of revenues also decreased as a percentage of total revenues for the nine months ended September 30, 1996 as compared to the same period in 1995 from 53.9% ($7.5 million) to 48.7% ($8.7 million). This decrease as a percentage of total revenues was due to the increase in subscription-based revenues (see discussion above) which is a highly leverageable business allowing costs of revenues to remain fairly constant even as revenues increase, and to decreased costs of international data collection which resulted from utilization of the Company's new United Kingdom data collection facilities.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expense for the third quarter of 1996 increased to $1.8 million, a 22.6% increase, as compared to $1.5 million in the third quarter of 1995, and increased 13.2% to $4.6 million for the first nine months of 1996 from $4.0 million during the same period in 1995. The aggregate increase was a result of several items including additional expenses associated with becoming a public company and the acquisition of Pipeline, as well as expansion of the Company's sales and marketing departments and its United Kingdom facilities. As a percentage of total sales, sales, general and administrative expense decreased to 19.7% for the third quarter of 1996 from 21.2% for the third quarter of 1995 and decreased to 25.7% for the nine months ended September 30, 1996 from 29.2% for the same period in 1995. This decrease as a percentage of total sales was primarily due to the Company's ability to leverage its fixed costs over a higher revenue base.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of several new products. Product development expenses were $798,000 and $451,000 for the three months ended September 30, 1996 and 1995, respectively, and $2.5 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively. As a percentage of total revenues, product development expenses represented 8.8% and 6.6% for the third quarter of 1996 and 1995, respectively, and 14.0% and 9.3% for the nine months ended September 30, 1996 and 1995, respectively. This increase was due to the Company's increased development efforts on Internet related products. The Company intends to give continued priority to development of these products through the remainder of 1996.*

-----------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 97.7% from $87,000 to $172,000 for the quarters ended September 30, 1995 and 1996, respectively, and 114.5% from $228,000 to $489,000 for the nine months ended September 30, 1995 and 1996, respectively. This increase was due to a high level of capital equipment acquisitions during the first quarter of 1996 including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

INCOME TAXES. Provision for income taxes as a percentage of income before income taxes represents 29.7% for the quarter and 29.4% for the nine months ended September 30, 1996. These rates are below the Company's combined federal and state income tax rates due to two factors. The net proceeds from the Company's initial public offering that closed in March 1996 have typically been invested in tax-free investments. Also, the company has not recorded any income tax benefit resulting from operating losses generated by Pipeline. Provision for income taxes for the nine months ended September 30, 1995 represents 53.5% of income before income taxes because the Company did not record any income tax benefit resulting from Pipeline losses.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash and cash equivalents of $26.6 million and positive working capital of $28.5 million.

       During the nine months ended September 30, 1996, the Company generated $364,000 of cash in operating activities while it generated $793,000 of cash during the same period last year. This decrease in cash flow is mainly due to the timing of costs incurred in advance of sales on certain projects.

    For the nine months ended September 30, 1996 and 1995, net cash used in investing activities was $1.2 million and $357,000, respectively. This increase in cash used was mainly the result of several factors including a high level of equipment, furniture and leasehold improvement acquisitions during 1996 resulting from the establishment and expansion of new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

    The Company has budgeted approximately $1.6 million for capital expenditures in 1996, to be funded primarily through cash generated from operations. As of September 30, 1996, the Company had expended $1.1 million in capital acquisitions and anticipates that it will remain within its budgeted costs for the remainder of the year.* The Company expects that future 1996 capital expenditures will consist primarily of telecommunications equipment and computer hardware and software purchases to continue to upgrade, replace and improve existing systems, and improvements in data collection and processing facilities.*

    Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects on varying terms including advanced billing and periodic billing reflecting performance of service. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of September 30, 1996 and 1995, the Company had $2.1 million and $2.5 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of September 30, 1996 and 1995, the Company had $2.0 million and $1.1 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within twelve months of the respective period ends.*


--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

    During March 1996, the Company completed an initial public offering in which the Company sold 1,635,000 shares of its common stock for net proceeds to the Company of $25.8 million. The Company subsequently completed a follow-on public offering in October 1996 in which the Company sold 1,000,000 shares of common stock for net proceeds of $25.8 million.

    The Company maintains a revolving line of credit. The revolving line of credit totals $2.5 million and is maintained to fund cash requirements from time to time. Borrowings under the line of credit bear interest at a rate per annum equal to the prime rate plus one percent and are subject to compliance by the Company with certain financial covenants. At September 30, 1996, the Company was in compliance with all such covenants and there was no amount outstanding under such line of credit. The line of credit matured on October 30, 1996 and the Company is currently covered under a 30 day grace period while it concludes negotiations for renewal. A secondary line of credit totaling $700,000 expired in the third quarter of 1996. An equipment note payable was also paid off in the third quarter of 1996.

    The Company believes that cash flows from operations, existing cash balances and the line of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.*

     Beyond that time, if cash flows from operations and the line of credit are not sufficient to satisfy its financing needs, the Company may seek additional funding through the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.


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

     Although the Company has historically relied on customer referrals supplemented by its own sales and marketing efforts to generate the majority of its revenue growth, it anticipates expending significant resources to develop a more traditional direct sales model which it believes is necessary to facilitate its growth as it develops


--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

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

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               11.1  Statement re: computation of per share earnings.
               27    Financial Data Schedule
         (b) Reports on Form 8-K
         None.






--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Prospectus.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED     November 14, 1996
                                       IntelliQuest Information Group, Inc.
                                       (Registrant)



                                       By: /s/ James Schellhase
                                           -----------------------------------
                                           James Schellhase
                                           Chief Operating Officer and Chief
                                           Financial Officer