Form 10-K
period 1996-12-31
INTELLIQUEST INFORMATION GROUP INC
filed 1997-03-31
CIK 1007083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
                                ---------------

     (Mark One)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

                  For the Fiscal Year Ended December 31, 1996

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from         to

                        Commission file number: 0-27680

                      INTELLIQUEST INFORMATION GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                    74-2775377
 (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)       IDENTIFICATION
                                          NUMBER)

  1250 Capital of Texas Highway            78746
          Austin, Texas                  (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
             OFFICES)

  Registrant's telephone number, including area code:
                     (512) 329-0808

 Securities registered pursuant to Section 12(b) of the
                       Act: None

 Securities registered pursuant to Section 12(g) of the
                          Act:

                                        NAME OF EACH
       TITLE OF EACH CLASS                EXCHANGE
----------------------------------  ON WHICH REGISTERED
                                    --------------------
  Common Stock, $.0001 Par Value           NASDAQ

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on February 28, 1997 was approximately $79.9 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 8,089,962.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 15, 1997. Certain information therein is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INTELLIQUEST INFORMATION GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

                                                        PART I

Item 1.     Business.......................................................................................           3

Item 2.     Properties.....................................................................................          14

Item 3.     Legal Proceedings..............................................................................          14

Item 4.     Submission of Matters to a Vote of Security Holders............................................          14

            Executive Officers of the Registrant...........................................................          14

                                                        PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          15

Item 6.     Selected Financial Data........................................................................          16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          17

Item 8.     Financial Statements and Supplementary Data....................................................          29

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          50

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          50

Item 11.    Executive Compensation.........................................................................          50

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          50

Item 13.    Certain Relationships and Related Transactions.................................................          50

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          51

                                     PART I

ITEM 1.  BUSINESS

    THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDING "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

    IntelliQuest Information Group, Inc. ("IntelliQuest" or the "Company") is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. IntelliQuest supplies customers with timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company uses its proprietary databases, software and subscription-based strategic consulting services to help technology companies track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. The Company also licenses custom proprietary software applications and associated services to technology manufacturers for electronic customer registration. IntelliQuest serves over 160 technology vendors, including 3Com, 3M, Apple Computer, AT&T, Compaq Computer, Dell Computer, Digital Equipment, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and US West and publishers, including Dow Jones, Gannett, Time Warner and Ziff-Davis, who market to technology advertisers.

    Since its founding in 1985, IntelliQuest has focused on meeting the specialized market research needs of technology companies and publishers who market to technology advertisers. The Company believes that its ability to cost-effectively provide consistent information and analysis regarding both domestic and international technology markets differentiates it from its competitors and enhances the Company's ability to capitalize on the trend among multinational technology vendors to seek worldwide market research.

    The Company focuses on providing continuous services as well as proprietary research services and conferences. In 1996, 84% of the Company's total revenues were generated from the sale of continuous services. Due to the strategic value of IntelliQuest's products and services, its innovative use of proprietary technology to collect and analyze information and the Company's reputation for excellent customer service, the Company maintained dollar-weighted renewals for subscription-based products in excess of 85% during 1996. Seven of the Company's ten largest customers in 1996 were also among its ten largest customers in 1995.

    The Company has made substantial investments in proprietary technology for survey administration, data collection and data analysis. IntelliQuest was a pioneer in the use of disk-based interactive survey techniques, which are used to gather information from technology purchasers and users. The Company has made a substantial investment in ReplyDisk, its proprietary survey software, which allows the Company to easily create customized interactive, graphical and multi-media survey applications. The Company has also used the ReplyDisk platform to create off-the-shelf survey software applications. The Company is currently developing NetQuest, which will allow the Company to administer interactive surveys on the Internet.

    In May 1996, the Company acquired IntelliQuest Communications, Inc. ("IntelliQuest Communications"), formerly known as Pipeline Communications, Inc., a leading provider of electronic customer registration and marketing services for a number of leading computer hardware, software and peripheral companies. IntelliQuest Communications has developed a proprietary frame relay network that allows electronic customer registration from over 90 countries and 400 cities worldwide as well as registration via

Internet Web sites. The Company's acquisition of IntelliQuest Communications enabled the Company to expand its offering of electronic customer information products.

    In February 1997, the Company acquired Zona Research, Inc. ("Zona Research"), a leading provider of subscription-based advisory services, reports and conferences that monitor the Internet and Intranet markets. Zona Research uses quantitative research to develop forward-looking projections and analysis designed to help Internet-related vendor companies successfully develop marketing strategies. At the time of the acquisition, Zona Research had over 75 clients. The acquisition of Zona Research will enable the Company to expand its offering of subscription-based services in the Internet market.

INDUSTRY BACKGROUND

    Increased reliance by corporations and consumers on technology products has led to rapid growth in the technology industry. Technology companies are operating in a more complex business environment, characterized by increased competition, globalization of product markets, shortened product life cycles and increasingly complex distribution, pricing and marketing issues. Simultaneously, the number of customers for technology products is increasing and such customers are becoming more diverse and segmented in their demographic characteristics, technology needs and buying criteria. For example, small and medium-sized businesses are becoming increasingly significant purchasers of computer and networking technologies, and consumer demand for computers, software and Internet services is experiencing substantial growth. Moreover, most leading technology companies now compete for customers on a global basis, where customer preferences may be heavily influenced by regional and cultural preferences.

    As the technology industry matures and increases its focus on mass market and consumer applications, companies have begun to shift from a business model focused primarily on engineering to one that also depends on effectively differentiating and marketing products worldwide. As a result, technology companies are beginning to market their products and services more like traditional packaged goods manufacturers that rely on brand marketing and advertising programs. Technology companies are demanding higher quality information about their customers' attitudes, technology needs, purchase behavior and brand preferences in order to track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. Technology companies have also become increasingly focused on the potential lifetime value of current customers. As a result, many technology companies have begun to make substantial investments in registering their customers in order to directly market products to them as well as to gather customer feedback and monitor customer satisfaction levels.

    Survey-based research has traditionally been a valuable source of objective, quantitative market data to which statistical analysis can be applied. As such, survey-based research provides marketers with a basis from which to measure current market conditions and project future outcomes. The heightened focus on customer-based marketing by technology companies has generated significantly increased demand for higher quality data from the marketplace. However, the relatively low incidence of technology purchase influencers among the general population and complex technology issues associated with survey-based market research in technology markets have made such research expensive, difficult, time consuming and ultimately prohibitive for all but the largest technology vendors to conduct on their own.

    Until recently, only a few market research firms focused on delivering survey-based market research to the technology industry. As a result, most companies have depended on market research firms that utilize individual research analysts to provide advice and opinions about technologies, products and markets. Such industry analysts typically base their recommendations on limited customer interviews, industry contacts and direct observation of market trends. Though opinion-based analyst research can offer valuable insight into industry conditions and trends, it often lacks the statistical accuracy and potential scope of more objective survey-based research.

THE INTELLIQUEST SOLUTION

    The Company addresses the need for timely, accurate, cost-effective and comprehensive information on technology markets, customers and products by providing survey-based market research data and analysis using extensive survey respondent databases, proprietary software tools and innovative survey techniques. The Company provides information based on consistently applied, statistically rigorous data collection and analysis techniques that measure customer attitudes and behaviors rather than information based solely on the opinions of individual analysts. IntelliQuest's marketing science staff has refined and developed several statistical research techniques and systems specifically for the technology marketplace. The Company has also made significant investments in the development of these techniques and systems to assure that customers obtain high quality research. In addition, as part of its focus on technology markets, the Company has developed and acquired proprietary software tools and customer information products to more effectively collect information from international technology respondents. The Company has also developed a proprietary panel of technology buyers and purchase influencers to provide customers with increased speed and lower cost for certain types of customized data collection efforts.

    The Company is able to supply high quality and cost-effective market tracking information to its customers through the Company's renewable subscription-based products. These databases provide significant value to individual customers because research costs are shared by a number of industry participants. As a result, the Company has become a leading provider to technology companies of subscription-based products that monitor the impact of marketing and advertising efforts on brand strength and product positioning, and products which assess the effectiveness of various media at reaching technology buyers. In addition to its subscription-based products, the Company also markets renewable proprietary products and one-time proprietary research projects to individual customers. These products utilize specialized techniques and proprietary tools to deliver sophisticated databases of market and customer information that address specific longitudinal and point-in-time international business issues. In addition, the Company's electronic customer information products also facilitate technology companies' direct marketing initiatives and create new electronic commerce opportunities.

BUSINESS STRENGTHS

    The Company believes the following factors have been of principal importance in its ability to achieve its present position as a leading provider of survey-based worldwide market research to technology companies.

    FOCUS ON TECHNOLOGY MARKETS. Since its founding in 1985, IntelliQuest has focused on meeting the specialized market research needs of technology companies and publishers who market to technology advertisers. The Company believes that its ability to cost-effectively provide consistent information regarding both domestic and international technology markets differentiates it from its competitors and enhances the Company's ability to capitalize on the trend among multinational technology vendors to seek worldwide market research. The Company has established relationships with many leading technology companies, including 3Com, 3M, Apple Computer, AT&T, Bay Networks, Compaq Computer, Dell Computer, Digital Equipment, Epson, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and U S West. The Company has also established relationships with leading publishers, including Dow Jones, Gannett, Time Warner and Ziff-Davis, who market to technology advertisers. In February 1997, the Company continued to strengthen its position in the technology sector by acquiring Zona Research, a leading provider of subscription-based services for the Internet and Intranet markets.

    EMPHASIS ON CONTINUOUS SERVICES. In 1996, 84% of the Company's total revenues were generated from the sale of continuous services. Due to the strategic value of IntelliQuest's products and services, its innovative use of proprietary technology to collect and analyze information and the Company's reputation for excellent customer service, the Company averaged dollar-weighted renewals for subscription-based products in excess of 85% during 1996. Seven of the Company's ten largest customers in 1996 were also among its ten largest customers in 1995.

    INVESTMENT IN PROPRIETARY TECHNOLOGY. The Company has made substantial investments in proprietary technology for survey administration, data collection and data analysis. IntelliQuest was a pioneer in the use of disk-based interactive survey techniques, which are used to gather information from technology purchasers and users. The Company has made a substantial investment in ReplyDisk, its proprietary survey software, which allows the Company to easily create customized interactive, graphical and multi-media survey applications. In May 1996, the Company further expanded its offering of proprietary survey software by acquiring IntelliQuest Communications, a leading provider of electronic customer registration and marketing services for a number of leading computer hardware, software and peripheral companies. IntelliQuest Communications has developed a proprietary frame relay network that allows electronic customer registration from over 90 countries and 400 cities worldwide as well as registration via Internet Web sites. The Company has also invested in data communication technologies to increase the efficiency of data collection using the disk-based approach. The Company is currently developing NetQuest, which will allow the Company to administer interactive surveys on the Internet. Additionally, the Company recently completed the development of IntelliTab, a customized version of SPSS statistical reporting software, to give customers the ability to easily generate tables and graphs from electronic databases provided by the Company for both subscription-based and renewable proprietary products.

    FOCUS ON LEVERAGING PROPRIETARY TECHNOLOGIES AND PRODUCTS. In recent years, the Company has been able to better leverage its fixed expense base. The Company believes that this improvement is attributable, in part, to its substantial investments in its proprietary survey technologies, data collection and analysis methodologies, renewable subscription-based products and Technology Panel. In addition, the Company has also realized improved operating efficiency by (i) pursuing sales penetration of technology vendors not previously served by the Company, but whose products were already tracked as part of its subscription-based products, (ii) capitalizing on a "consortium" approach for designing new subscription-based products, and (iii) marketing new modules of existing products to the Company's current customers. In 1996, the Company's operating income as a percentage of revenues increased to 10.2%, based on revenues of $26.5 million and operating income of $2.7 million, compared to an operating loss as a percentage of revenues of 5.0% in 1992, based on $3.9 million in revenues and an operating loss of $196,000.

GROWTH STRATEGY

    The Company's growth strategy includes the following key elements.

    INCREASE MARKETING TO EXISTING CUSTOMERS. Many of IntelliQuest's customers are diversified multinational technology companies. The Company typically works with some, but not all, of the business units within these companies. The Company believes that opportunities exist to leverage its expertise and reputation to expand its presence among other business units of existing customers. In addition, many of IntelliQuest's subscription-based and renewable proprietary products enable the Company to market to customers more specific, customized research projects. Many of the technology companies served by the Company are also experiencing significant growth and increasing their overall market research budgets. The Company is increasing its marketing efforts with respect to these customers in order to capture a portion of the increased demand by such companies for market research.

    EXTEND PRODUCTS AND SERVICES TO NEW CUSTOMERS AND RELATED TECHNOLOGY MARKETS. The Company believes that its experience and reputation in providing high-quality, cost-effective market research information to leading technology and publishing companies will enable it to market its existing products and services to new customers. In particular, the Company has an opportunity to pursue sales penetration of technology vendors not previously served by the Company, but whose products were already tracked as part of its subscription-based products. In addition, while the Company has historically derived a significant percentage of its revenues from customers in the computer industry, primarily manufacturers of personal computers and related hardware and software, the Company has begun to target related technology markets such as the data communications, on-line services, Internet and interactive new media markets. For example, through its recent acquisition of Zona Research, the Company enhanced its offering of subscription-based services to the Internet and Intranet industry.

    DEVELOP INTERNET-BASED RESEARCH TOOLS AND OTHER NEW INFORMATION
SERVICES. The use of the Internet for e-mail communications and information dissemination (through Web sites) has grown rapidly over the past several years. The Company is seeking to capitalize on this growth by expanding its recently introduced Internet-based research tools and information services such as Web site surveys and a subscription-based service to measure Internet and on-line service usage among technology purchase influencers. The Company also intends to develop other products and services that address specific customer demands and expand the use of its existing products and services to enable the Company to better leverage its proprietary technologies and infrastructure.

    EXPAND SERVICE OFFERINGS TO INCLUDE SUBSCRIPTION-BASED ANALYST
SERVICES. The Company believes it can offer customers a higher level of service by providing subscription-based analyst services to aid customers in interpreting IntelliQuest information and understanding market trends that are not easily tracked through survey research. The Company's acquisition of Zona Research in February 1997 added such services to complement the Company's existing information products in the Internet and Intranet markets. The Company believes it can develop or acquire additional services to complement other areas of its business and provide additional subscription-based revenue.

    DEVELOP ANCILLARY SERVICES TO CUSTOMER REGISTRATION. IntelliQuest believes it can leverage its position in the customer information business to develop several ancillary services, such as customer satisfaction tracking, database management, database enhancement, and electronic marketing services. In addition, the Company believes the opportunity may exist to license the rights to customer registration information and consolidate such information into low-cost marketing data products.

    EXPAND INTERNATIONALLY. Demand for technology products in international markets has increased significantly in recent years. As the Company's customers expand their marketing activities worldwide, the Company has experienced increased demand for market research information and customer information relating to international markets. Accordingly, the Company is expanding its overseas market research capabilities. The Company operates an office and data collection facility in London and has established research affiliate relationships with companies covering the Pacific Rim, Europe, Canada, Mexico and Latin America.

    EXPAND THROUGH STRATEGIC BUSINESS COMBINATIONS. IntelliQuest believes that through continued growth, it will be better positioned to provide a comprehensive set of survey-based market research to a broader group of customers. The Company believes that the market research industry is highly fragmented and that opportunities exist to expand through acquisitions or other strategic business combinations. The Company plans to consider acquisitions of, alliances with, and investments in companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies. For example, in May 1996, the Company acquired IntelliQuest Communications, whose proprietary electronic customer registration products significantly expanded the Company's offering of electronic registration services. In February 1997, the Company acquired Zona Research, whose analyst services that focus on the Internet and Intranet markets will complement the Company's existing survey-based information products for these areas.

PRODUCTS AND SERVICES

    IntelliQuest offers its customers a variety of market research products and services within each of its two main product and service areas: continuous services and other services. The following table summarizes the Company's products and services:

                 PRODUCT OR
PRODUCT/SERVICE SERVICE (YEAR                                                                                    GEOGRAPHIC
     TYPE        INTRODUCED)                                     DESCRIPTION                                      COVERAGE
--------------  -------------  -------------------------------------------------------------------------------  -------------
Continuous      Longitudinal   - Ongoing renewable tracking programs conducted on a proprietary basis for       International*
  Services      Tracking       specific customers.
                Studies        - Systems developed to assure consistency on a worldwide basis using a
                (1990)         comprehensive system of software standards and operational guidelines.
                               - Delivered monthly or quarterly via statistical tables, graphical reports and diskette.

                IntelliTrack   - Global tracking of key brand metrics including awareness, image,               International*
                IQ (1991)      consideration, preference and reasons for won/lost business.
                               - Used as gauge of marketing effectiveness and tool for improving customer consideration rates and market share.
                               - Delivered monthly or quarterly via statistical tables, graphical reports and diskette.

                Customer       - Multi-language electronic registration applications utilizing customized       International*
                Information    versions of IntelliQuest's proprietary software.
                Products       - Typically factory pre-installed and shipped with product. Buyers complete
                (1993)         registration applications electronically and automatically return via Internet, modem, disk, fax, e-mail, or print.
                               - Delivered real time and periodically via statistical tables, graphical reports and diskette.

                CIMS (1994)    - Comprehensive database of media habits among technology purchase influencers.  United States
                               - Used for media planning by technology advertisers and for marketing purposes by subscribing media companies.
                               - Delivered annually via statistical tables, CD-ROM and on-line reports.

                WWITS (1996)   - Tracking of Internet and on-line service ("OLS") usage.                        United States
                               - Monitors on-line activities of Internet and OLS users including brand          and Europe
                               performance and satisfaction levels.
                               - Delivered quarterly via statistical tables, diskette, CD-ROM and on-line reports.

                Zona Advisory  - Provides in-depth analysis and assessment of the Internet and Intranet         International*
                Services       markets that are based on factual data and observation.
                (1997)         - Provides subscription-based advisory services with combinations of value-add consulting, reports, conferences, and other information products.

Other Services  Proprietary    - Full service capabilities for large-scale global proprietary projects.         International*
                Research       - Proprietary methods developed for market segmentation, pricing, advertising
                (1985)           effectiveness, product development, brand measurement, image assessment, and brand research.
                               - Delivered at end of project via statistical tables, graphical reports and diskette.

                Conferences    - Periodic conferences devoted to specific topics, such as managing and          United States
                (1993)         measuring technology brands; evolving research methods for technology marketers; and emerging Internet and Intranet technologies.

                Technology     - Pre-recruited sample of technology influencers for immediate customer          United States
                Panel (1994)   research needs                                                                   and Europe
                               - Utilizes fax/OCR technology to create fast turnaround and excellent cost efficiency.
                               - Broad market coverage with approximately 18,000 participants.
                               - Delivered at end of project via statistical tables, graphical reports and diskette.

------------------------

* Through its offices in Austin and College Station, Texas, Atlanta, Georgia, Redwood City, California and London and affiliates abroad, the Company provides market research data on the following countries: the United States, Canada, Mexico, Brazil, France, the U.K., Germany, Italy and Japan.

    While the dynamics of each area are distinct, sales to customers in a given area often generate sales to customers in the other areas. For example, many of the Company's subscription-based products grew out of proprietary project research initially developed for multiple customers. Conversely, many renewable subscription-based products and/or renewable proprietary products provide the foundation for more specific proprietary project research.

CONTINUOUS SERVICES

    Continuous services are designed to help technology vendors undertake more systematic management of their branding and marketing efforts. Because research costs are shared by a number of industry participants, high quality information can be provided at cost-effective prices. To meet the unique information needs of certain customers, IntelliQuest also designs and manages ongoing market feedback systems to deliver consistent and regular proprietary information databases.

    LONGITUDINAL TRACKING STUDIES. IntelliQuest provides proprietary customized brand, advertising, product and customer tracking programs. The Company creates proprietary tracking systems for certain customers, based on the IntelliTrack methodology described below, that monitor unique product or market segments and use IntelliTrack data for benchmarking and performance evaluation. The Company also tracks the effectiveness of specific advertising campaigns on an ongoing proprietary basis for certain customers. Finally, the Company designs and implements customized product and customer tracking research to follow products and customers through all phases of the product life cycle.

    INTELLITRACK IQ. IntelliTrack IQ is a family of subscription-based market and brand tracking studies delivered monthly or quarterly via statistical tables, graphical reports and diskette. Through over 80,000 annual interviews with key purchase influencers of computer-related equipment, IntelliTrack provides continuous international brand awareness, consideration and purchase data.

    IntelliTrack is sold through annual subscriptions for a customer-specified number of product and geographic market modules. The Company currently offers a total of fourteen modules. The product markets tracked include business-to-business markets for desktop personal computers, portable/notebook personal computers, workstation computers, printers, color printers, networking equipment and personal computers and printers used in the home. The geographic markets tracked include the United States, Canada, Mexico, Brazil, the U.K., France, Germany, Italy and Japan.

    IntelliTrack also offers omnibus and recontact services. The omnibus service allows customers to add questions to the IntelliTrack survey, providing additional in-depth data customized to customers' individual needs. Recontact studies allow customers direct access to original IntelliTrack respondents so that research projects can be conducted with specific target groups. Both services provide a cost-effective alternative to small, focused, proprietary studies.

    CUSTOMER INFORMATION PRODUCTS. IntelliQuest offers innovative customer registration software products that provide technology vendors with a cost-effective way of capturing, analyzing and managing customer information. The Company's customer information products include both customized and standard turnkey programs. IntelliQuest offers a complete solution with regard to response media including customer registration responses via Internet, modem, diskette, e-mail, fax, interactive voice response or print. Through the use of these technologies, IntelliQuest has been able to achieve customer registration rates that the Company believes are significantly higher than those achievable through traditional approaches and collect substantially more information per questionnaire in comparison to the questionnaires used in those approaches.

    Extensive experience in computer-based survey research techniques led to the Company's development of ReplyDisk, the Company's proprietary software application for conducting registrations electronically. ReplyDisk provides for fully interactive questionnaire logic, with complete multimedia capabilities, including the ability to incorporate voice, video, and high resolution graphics into registration products.

Hardware manufacturers typically pre-load the software on their products so that the registration questionnaire automatically appears when the product is configured. In addition to collecting customer data, ReplyDisk can also be customized to incorporate electronic "infomercials," thus allowing customers to view additional support or warranty options or order products from an electronic catalog.

    COMPUTER INDUSTRY MEDIA STUDY (CIMS). The Company maintains and markets CIMS, one of the leading databases of media readership and viewership habits of both business and household technology purchase influencers in the United States. Conducted on an annual basis, the research is designed to provide both advertisers and media companies with objective, comparable information about how to efficiently target advertising at key buying groups. Subscribers include most major technology-focused publishing groups as well as top advertisers in the categories measured, which include desktop PCs, notebook PCs, workstations, microprocessors, printers, peripherals, applications software, operating systems, LAN hardware/software, Internetworking, Internet and Intranet products and services, and wide-area networking and communications products. Subscribers may purchase by customer segment (business or home) or by product category. Databases are delivered via on-line services which incorporate media models that allow advertisers to develop media schedules which seek to maximize reach against target buying audiences. In addition to the advertising information, the scope of the study (10,000 business surveys and 5,000 home surveys) makes CIMS a comprehensive annual benchmark of market trends in both buying patterns and media behavior.

    WORLDWIDE INTERNET TRACKING STUDY (WWITS). In 1996, the Company introduced WWITS, a subscription-based study that tracks Internet and on-line service ("OLS") usage in the United States and Europe. Conducted quarterly in the United States and annually in France, Germany and the U.K., this study provides what the Company believes is the most accurate and comprehensive measurement of the size and growth of the Internet and OLS user population. Additionally, the study monitors the on-line activities of Internet and OLS users, including their brand preferences and satisfaction levels. Subscribers to the study include leading providers of hardware, software and services to the Internet market. Specific product categories tracked include on-line services, Internet access providers, browsers, search engines, hardware for accessing the Internet, and electronic commerce. Databases are delivered via hard copy reports and in electronic database format. As with IntelliTrack, WWITS also offers omnibus and recontact services.

    ZONA ADVISORY SERVICES. The company is committed to providing its customers with the most comprehensive information on the rapidly evolving Internet and Intranet markets. Zona Research, a wholly-owned subsidiary of IntelliQuest as of February 1997, provides in-depth analysis and assessment of the Internet and Intranet markets based on factual market data and observations. Combining these value-added services with IntelliQuest's innovative and quantitative research capabilities provides customers with an extensive line of market assessment products.

OTHER SERVICES

PROPRIETARY RESEARCH

    In addition to the continuous services described above, IntelliQuest is a leading provider of the following types of proprietary market research studies to technology companies.

    MARKET OPPORTUNITY ASSESSMENT. IntelliQuest's market opportunity assessment enables companies to explore the potential and pitfalls of new products, channels or services.

    MARKET SEGMENT ANALYSIS. IntelliQuest's market segmentation studies assist customers in identifying segments with varying needs, quantifying the sizes and potential economic opportunities of the segments, describing the composition of each segment, analyzing each segment's sources of product information and evaluating alternative marketing communications messages.

    PRICING/PROFITABILITY RESEARCH. Through close work with top academic and industry researchers, the Company has refined a methodology to collect information on price and its relationship to other product attributes. Using this data, the Company is able to model various pricing strategies for its customers' products.

CONFERENCES

    The Company hosts two annual conferences: IntelliQuest Brand Tech Forum (co-hosted with THE WALL STREET JOURNAL), devoted to presentations on creating, managing and measuring technology brands and IntelliQuest Marketing Research Tech Forum, focusing on state-of-the-art research methods for technology markets. IntelliQuest also conducts conferences on specific topics for technology marketers such as pricing technology products, aftermarketing and product registration, and evaluating emerging technologies.

    Zona Research hosts several conferences a year on Internet and Intranet technologies. The conferences are geared toward executives from technology companies and explore such topics as commerce on the Internet, security issues, collaborative computing and how organizations implement Internet/Intranet technologies to meet enterprise needs.

TECHNOLOGY PANEL

    The Company's Technology Panel consists of approximately 18,000 persons involved in corporate purchases of technology goods and services who have agreed to participate in the Company's ongoing survey research projects. The Technology Panel provides the Company with pre-recruited technology respondents from a variety of corporate functional areas and product categories and rapid data collection tools to enable cost-effective research among specific technology respondent groups.

    The Technology Panel currently includes respondents from the United States and several major European countries and eventually is expected to cover all major global markets of interest to IntelliQuest's customers. In addition, the Company began in 1996 to utilize the Internet for transmitting and gathering information from sub-segments of the Technology Panel. The Company plans to utilize its own Internet survey software, which is currently being developed, to enhance these electronic data gathering capabilities further. This will benefit customers by improving turnaround time and more closely aligning the research process with the shortening life-cycles of technology products.

    Research panels are valuable sources of technology market research information. Panel research is well suited for (i) tracking customer behavior and attitudes, (ii) testing new products, (iii) conducting proprietary studies with hard to find respondents, (iv) obtaining time sensitive information for tactical decision making, (v) obtaining time sensitive competitive feedback, and
(vi) testing marketing campaigns or advertising concepts.

CUSTOMERS

    During 1996, the Company served approximately 160 customers. IntelliQuest's technology vendor customers include 3Com, 3M, Apple Computer, AT&T, Compaq Computer, Dell Computer, Digital Equipment, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and US West. IntelliQuest also tracks over 60 publications for numerous publishers, including Dow Jones, Gannett, Time Warner and Ziff-Davis, who market to technology advertisers. The Company's customers have increasingly demanded consistent international market information. Revenues from international market research, which the Company first introduced in 1991, grew to $7.9 million in 1996, or approximately 29.8% of total revenues.

    In 1996, 84% of the Company's total revenues were generated from the sale of continuous services, and the Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such sources. The remainder of the Company's revenues were derived from custom purchase orders for proprietary research and conferences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's two largest customers, Microsoft and IBM, accounted for 18.6% and 11.2%, respectively, of 1996 revenues. No other customer accounted for 10% or more of revenues in 1996. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. Consolidation among the Company's top customers could adversely affect customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers.

    IntelliQuest is committed to providing high quality market research in a cost-effective, consistent and user-friendly manner to its customers. Depending on their specific preferences, customers receive substantial support from the Company's customer development representatives, its account team and its marketing science department. In addition, the Company regularly solicits extensive feedback from customers regarding their satisfaction with the Company's products and services. The Company respects the confidentiality of the products, services and projects provided to each of its customers.

SALES AND MARKETING

    IntelliQuest has historically generated most of its new business through customer referrals supplemented by its own sales and marketing efforts. The Company believes that its success to date in generating new business has been a function primarily of its reputation for providing timely, high quality, cost-effective information to its customers and its investment in customer service and support. The Company has historically maintained a small, focused direct sales force to market the Company's products and services to potential new customers, and has only recently begun to develop a formal sales management structure. The Company also trains and encourages all of its employees to monitor the information needs of existing customers in order to provide additional products and services. In addition, the Company's senior management actively participates in developing and maintaining customer relationships.

    The Company's sales cycle varies depending on the particular product or service being marketed. For subscription-based products, renewals are generally secured on an annual basis, typically in the fourth calendar quarter.

    The Company's primary marketing event is the annual IntelliQuest Brand Tech Forum (the "Forum"), attended by over 400 of the technology industry's marketing professionals. The conference features outside speakers on a variety of topics related to branding and technology marketing, and provides a public showcase for the Company's products and services. The 1996 Forum was co-hosted by the Wall Street Journal and sponsored by CMP, Beyond Computing, Advertising Age and Alexander Communications. In addition, the Company sponsors a variety of user conferences for subscribers to its information products. These conferences provide customer feedback on potential product improvements and service enhancements.

    Publishers frequently contract with IntelliQuest to conduct research that is published or distributed to technology companies. The Company also provides data for editorial use, including providing USA Today with monthly survey information for the USA Today/IntelliQuest Website Evaluations (Webscore).

    As the Company develops new products and services targeted at broader-based market segments, it will need to continue to expand its direct sales force. There can be no assurance that the Company will be able to successfully develop or manage such a sales force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Expansion of Direct Sales Force."

PRODUCT DEVELOPMENT AND TECHNOLOGY

    The Company is actively developing new subscription-based information products. The Company focuses its product development efforts in areas where there is a demonstrated customer demand for consistent worldwide market research but where quality research is cost prohibitive unless shared among several customers.

    The Company is also investing in enabling technologies which increase the quality and efficiency of the data collection process. This includes continued enhancements to the Company's proprietary ReplyDisk software to enable it to operate on the Web. The Company also anticipates using the software for internal use (to improve data collection cost efficiencies) as well as licensing the software so that any company with a site on the Web can conduct electronic survey research. Additionally, the Company expects to use the Internet version of ReplyDisk to survey the Technology Panel, thereby lowering data collection costs and further reducing turnaround time on panel studies.

    The Company is also developing tools to further automate existing processes for data collection and analysis. This includes software that integrates the survey application with reporting packages, an automated graphical-user-interface-based survey builder to enhance the productivity of programmers in several aspects of the data collection process, and IntelliTab, the Company's recently introduced statistical reporting software.

    IntelliQuest Communications is also continuing to develop new products and technologies, such as its frame relay network, which can now process on-line calls in over 90 countries and 400 cities through the Internet. IntelliQuest Communications also recently announced a new product called IntelliCIS, which provides real time customer and market research information to manufacturers based on worldwide customer registrations.

COMPETITION

    The technology-focused market research industry is highly competitive. The principal bases of competition in the Company's business are quality, industry knowledge, data delivery, geographic coverage, cost-effectiveness and customer service. The Company has traditionally competed directly with relatively small local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer registration software (such as KAO Infosystems Company) as well as vendors' own customer registration software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.);
(ii) survey-based, general market research (such as A.C. Nielsen Company, NFO Research, Inc., Information Resources Inc. and The NPD Group, Inc.); and (iii) analyst-based, general business consulting. Although only a few of these competitors have to date offered survey-based, technology-focused market research that competes directly with the Company's products and services, most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company. Such competition could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Competition."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company's success is in part dependent upon its proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that it has developed specifically to serve customers in the technology industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary systems, software and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems, software or procedures. The Company believes that its systems, software and procedures and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

EMPLOYEES

    As of December 31, 1996, IntelliQuest employed a total of 184 persons on a full-time basis, consisting of 144 research and other technical, 11 sales and marketing and 29 operations staff. The Company also employed part-time individuals in its field operations, representing approximately 133 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in approximately 30,350 square feet of office space in Austin, Texas. These facilities accommodate corporate administration, research and analysis, marketing, sales and customer support. The lease on this facility expires in 2002. The Company also leases office space in Austin and College Station, Texas, Atlanta, Georgia, Redwood City, California and London, England to support its research and analysis. The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Peter Zandan...............................          44   Chairman and Chief Executive Officer

Brian Sharples.............................          36   President and Director

James Schellhase...........................          38   Chief Operating Officer, Chief Financial
                                                            Officer, Secretary Treasurer and Director

    PETER ZANDAN founded the Company and has been Chairman and Chief Executive Officer since 1985. Prior to founding IntelliQuest, he was an industry consultant and lectured at the University of Texas at Austin from 1985 to 1986. Mr. Zandan received a B.A. in history from the University of Massachusetts in 1975, and a Ph.D. in evaluation research and an M.B.A. from the University of Texas at Austin in 1982 and 1983, respectively.

    BRIAN SHARPLES joined IntelliQuest as Senior Vice President in 1990, was named President in 1991 and became a director in 1992. Prior to joining IntelliQuest, he was a consultant in the high technology practice of Bain & Company, Inc. and Chief Executive Officer of Practical Productions, Inc., an event-based automotive distribution business. Mr. Sharples received a B.A. in economics and mathematics from Colby College in 1982 and an M.B.A. from the Stanford Graduate School of Business with a concentration in marketing and finance in 1986.

    JAMES SCHELLHASE joined IntelliQuest in 1994 as its Chief Operating Officer and Chief Financial Officer and was appointed as a director in May 1995. From 1989 to 1994, prior to joining IntelliQuest, he served as the Chief Financial Officer at Jones & Neuse, Inc., a full-service environmental consulting firm. Prior to joining Jones & Neuse, Mr. Schellhase was employed as the interim Chief Financial Officer at Guaranty Federal Savings Bank, Austin, Texas, and prior to that he was employed as an audit manager at Touche Ross & Co. (now Deloitte & Touche). Mr. Schellhase received a B.B.A. in accounting and an M.P.A. in financial reporting from the University of Texas at Austin in 1980 and 1981, respectively. Mr. Schellhase is a certified public accountant.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol IQST. The following table sets forth, for the fiscal year periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq since the Company's initial public offering of Common Stock at $17.00 per share on March 22, 1996.

                                                                           HIGH        LOW
                                                                          -------    -------
1996
  First Quarter (from March 22, 1996)..................................   $29        $24 7/8
  Second Quarter.......................................................   $41 3/4    $26
  Third Quarter........................................................   $32 3/4    $17 3/4
  Fourth Quarter.......................................................   $28 1/2    $20 1/2

    On February 28, 1997, there were approximately 50 holders of record of the Company's Common Stock. The approximate number of beneficial shareholders was 1,800.

    The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements, the notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                                YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1992       1993       1994       1995       1996
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Continuous services..........................................  $   2,238  $   4,003  $   9,817  $  15,663  $  22,275
  Other services...............................................      1,684      2,146      4,172      3,451      4,177
                                                                 ---------  ---------  ---------  ---------  ---------
Total revenues.................................................      3,922      6,149     13,989     19,114     26,452
Operating expenses:
  Cost of revenues.............................................      2,036      3,372      8,457     10,103     13,168
  Sales, general and administrative............................      1,630      2,661      3,996      5,575      6,247
  Product development..........................................        387        880      1,545      1,979      3,644
  Depreciation and amortization................................         65        152        265        317        685
                                                                 ---------  ---------  ---------  ---------  ---------
Total operating expenses.......................................      4,118      7,065     14,263     17,974     23,744
                                                                 ---------  ---------  ---------  ---------  ---------
Operating income (loss)........................................       (196)      (916)      (274)     1,140      2,708
                                                                 ---------  ---------  ---------  ---------  ---------
Interest income and other......................................          6         12         12         49        870
Interest expense...............................................        (10)       (32)       (25)       (31)       (16)
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes..............................       (200)      (936)      (287)     1,158      3,562
Provision (benefit) for income taxes(1)........................     --             (1)         2        593        983
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................................  $    (200) $    (935) $    (289) $     565  $   2,579
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

PRO FORMA INFORMATION:
Net income per share(2)........................................                                   $    0.10  $    0.36
Weighted average number of common and common equivalent shares
  outstanding(2)...............................................                                       5,526      7,067


                                                                                     DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1992       1993       1994       1995       1996
                                                                 ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................................  $    (166) $     924  $   1,214  $   2,018  $  55,065
Total assets...................................................      1,483      5,661      5,907      8,006     63,489
Total debt.....................................................        263     --         --         --         --
Common stockholders' equity (deficit)..........................        198     (2,454)    (1,884)      (946)    57,600

------------------------

(1) The Company changed from S Corporation to C Corporation status for tax purposes effective May 1993. Income taxes for 1993 are calculated on earnings from the effective date of the change to a C Corporation to the end of that year. Pro forma income tax expense for the earlier periods would not be meaningful because of the Company's operating results and is therefore not presented.

(2) Pro forma information assumed conversion of the Company's redeemable convertible preferred stock into 1,853,046 shares of Common Stock and the exercise of outstanding warrants to purchase 264,480 shares of Common Stock, which conversion and exercise occurred in connection with the Company's initial public offering in March 1996. See Note 3 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    IntelliQuest is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. The Company also licenses custom proprietary software applications and associated services to technology manufacturers for customer registration. In 1996, approximately 84% of the Company's revenues were derived from continuous services and 16% from the sale of proprietary project research and conferences. See "Business--Products and Services."

    The Company was founded in 1985 to provide fee-for-service project research on United States technology markets. Prior to 1991, the Company focused on conducting proprietary research for a limited number of technology companies. In order to better leverage its expertise, expand its customer base and capitalize on the growing need for international market research, the Company in 1991 began to increase its focus on providing renewable subscription-based and renewable proprietary products and on expanding its research coverage to include key international technology markets. In May 1996, the Company acquired IntelliQuest Communications, a leading provider of electronic customer registration services. The transaction was accounted for as a pooling of interests; as such, the Company's results of operations for all periods and financial condition for all dates disclosed herein have been restated to include those of IntelliQuest Communications. Due primarily to the Company's strategic decision to substantially increase its emphasis on worldwide renewable products and services, and to a lesser extent to the Company's acquisition of IntelliQuest Communications, the Company's total revenues increased from $2.2 million in 1991 to $26.5 million in 1996. Revenues from continuous services increased from $0.6 million in 1991, or 25.2% of total revenues, to $22.3 million in 1996, or 84.2% of total revenues. Revenues from international market research, which the Company first introduced in 1991, grew to $7.9 million in 1996, or 29.8% of total revenues. Overall, the number of customers for the Company's products and services increased from 52 in 1991 to 160 in 1996.

    The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products. The Company's renewable subscription-based product revenues are derived substantially from three product families: IntelliTrack IQ, World Wide Internet Tracking Study ("WWITS"), and the Computer Industry Media Study ("CIMS"). IntelliTrack IQ is a collection of fourteen distinct product modules covering a variety of technologies and geographic markets. WWITS is a quarterly study that measures size and growth information on Internet and on-line markets. This study targets all relevant customer segments including non-users as well as users. Payments for IntelliTrack IQ and WWITS contracts are generally made in advance of the subscription period or on a quarterly basis, and revenues are recognized pro rata over the period of the contract. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. CIMS subscribers generally pay 50% in advance and 50% upon delivery of the final study. Substantially all CIMS revenues and related costs are recognized upon delivery of the final study, which typically occurs in the third quarter. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer information products. The proprietary recurring tracking studies provide the customer with longitudinal information for tracking designated metrics over a continuous period of time. Revenues from the customer information products are derived from a variety of sources, including proprietary customer registration products and proprietary customer satisfaction products. Renewable customer information revenues include data medium sales, processing fees and reporting fees. These renewable proprietary products are furnished pursuant to contracts that are generally renewable annually and provide various payment terms including 50% in advance and 50% upon delivery, periodic units shipped/processed, percentage of completion and advance deposits. Revenues for renewable proprietary products are recognized on a percentage of completion and actual units shipped/processed basis.

    The Company's other services are composed of proprietary research and conferences. Traditional proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods and typically lasts three to twelve months from start to completion. The Company is increasingly emphasizing proprietary research based on the IntelliQuest Technology Panel, which is both more timely and less costly than traditional proprietary project research and also allows the Company to leverage a fixed investment in panel recruitment over several projects. Most proprietary projects are billed 50% in advance and 50% upon delivery. Revenue is recognized on a percentage of completion basis. The Company hosts various conferences which provide a forum for presentation and discussion of technology related issues. Revenue for conferences is recognized in the period which the conference takes place. Attendee and sponsorship fees are typically paid in advance.

    The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts for vendor purchases. These forward contracts substantially eliminate the Company's exposure to exchange rate fluctuation risk by giving the Company the right to purchase the required amount of foreign currency at the exchange rate prevailing at the time the contract is entered into rather than at the time the payments are due. As of December 31, 1996, the Company had entered into open forward contracts for U.S. dollar/British pound sterling transactions with a notional value of approximately $1.2 million.

    In recent years, the Company has focused on increasing operating margins by leveraging fixed overhead costs and investments in new products and proprietary processes. Each subscription-based product has a fixed annual cost associated with data collection and product development, with only nominal costs associated with adding incremental subscribers. The customer information products also have fixed overhead components, although a significant increase in product registration revenues could actually decrease the Company's overall gross margin (due to the high level of direct costs associated with product registration), while increasing the Company's operating margin.

    In March 1996, the Company completed its initial public offering at a price of $17.00 per share, which resulted in net proceeds to the Company of $25.8 million. Upon the closing of the initial public offering, each outstanding share of the Company's Series A and Series B Redeemable Convertible Preferred Stock was automatically converted into one share of Common Stock. In October 1996, the Company completed a follow-on public offering at a price of $27.50 per share, which resulted in net proceeds to the Company of $26.1 million.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period:

                                                                                                      PERCENT INCREASE
                                                                PERCENT OF TOTAL REVENUE                 (DECREASE)
                                                                    FISCAL YEAR ENDED            --------------------------
                                                                      DECEMBER 31,                FISCAL 1995   FISCAL 1996
                                                          -------------------------------------   OVER FISCAL   OVER FISCAL
                                                             1994         1995         1996          1994          1995
                                                          -----------  -----------  -----------  -------------  -----------
Revenues:
  Continuous services...................................       70.2%        81.9%        84.2%         59.6%         42.2%
  Other services........................................       29.8         18.1         15.8         (17.3)         21.0
                                                              -----        -----        -----
Total revenues..........................................      100.0        100.0        100.0          36.6          38.4
Operating expenses:
  Cost of revenues......................................       60.5         52.9         49.8          19.5          30.3
  Sales, general and administrative.....................       28.6         29.2         23.6          39.5          12.0
  Product development...................................       11.0         10.3         13.7          28.1          84.1
  Depreciation and amortization.........................        1.9          1.6          2.6          19.6         116.1
                                                              -----        -----        -----
Total operating expenses................................      102.0         94.0         89.7          26.0          32.1
                                                              -----        -----        -----
Operating income (loss).................................       (2.0)         6.0         10.3          *            137.5
                                                              -----        -----        -----
  Interest income and other.............................        0.1          0.3          3.2          *          1,675.5
  Interest expense......................................       (0.2)        (0.2)         0.0          *             *
                                                              -----        -----        -----
Income (loss) before income taxes.......................       (2.1)         6.1         13.5          *            207.6
                                                              -----        -----        -----
Provision (benefit) for income taxes....................        0.0          3.1          3.7          *             65.8
                                                              -----        -----        -----
Net income (loss).......................................       (2.1)%        3.0%         9.8%         *            356.5
                                                              -----        -----        -----
                                                              -----        -----        -----

------------------------

* Comparison not meaningful.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    TOTAL REVENUES. Total revenues increased 38.4% in 1996 to $26.5 million from $19.1 million in 1995. Revenues from continuous services increased 42.2% to $22.3 million in 1996 from $15.7 million in 1995 due primarily to the execution and new sales of customer information products as well as increased demand for proprietary tracking products and the increased number of subscribers for the three subscription-based product families. Other revenues increased 21.0% to $4.2 million in 1996 from $3.5 million in 1995, due primarily to growth of the Company's Technology Panel research. Revenues attributable to international market research increased 59.2% to $7.9 million in 1996 from $5.0 million in 1995.

    COST OF REVENUES. Cost of revenues increased 30.3% to $13.2 million in 1996 from $10.1 million in 1995. Cost of revenues decreased as a percentage of revenues to 49.8% in 1996 from 52.9% in 1995. The decrease in cost of revenues as a percentage of revenues reflects the Company's efforts to leverage its fixed labor costs through its investments in new products and proprietary processes. The Company's development and expansion of subscription-based products allow the Company to sell substantially similar products to a greater number of clients, thus increasing revenues without similarly increasing cost of revenues. Furthermore, the Company's improvements in its proprietary processes (including more consistently applied research methodologies and faster and more accurate data processing) reduce the costs of research and data processing.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 12.0% to $6.2 million (23.6% of total revenues) during 1996 from $5.6 million (29.2% of total revenues) during 1995. The increase was a result of several items including additional expenses associated with becoming a public company and the acquisition of IntelliQuest Communications as well as expansion of the Company's sales and marketing departments and its United Kingdom facilities. Acquisition costs expensed during 1996 were $231,000. The decrease as a percentage of total sales was primarily due to the Company's ability to leverage its fixed costs over a higher revenue base. The Company anticipates that sales, general and administrative expenses as a percent of revenue will increase in future periods due to its expansion of sales and marketing efforts.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of new products and proprietary processes. Product development expenses increased to $3.6 million during 1996 from $2.0 million during 1995, an 84.1% increase. The increase was due to the Company's increased development efforts on Internet related products. Due to the fact that the Company competes in a market characterized by rapid and continual technological change, it anticipates adding new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. As a result of the uncertainty of these market demands, future product development expenses may fluctuate.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 116.1% from $317,000 during 1995 to $685,000 during 1996. This increase was due to a high level of capital equipment acquisitions including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

    INCOME TAXES. The Company's provision for income taxes represents 51.2% and 27.6% of income before income taxes for 1995 and 1996, respectively. The 1996 rate is below the Company's combined federal and state income tax rates due to a combination of two factors. The net proceeds from the Company's initial and follow-on public offerings in 1996 have typically been invested in tax-free instruments and the Company had not recorded any income tax benefit prior to 1996 resulting from operating losses generated by IntelliQuest Communications.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    TOTAL REVENUES. Total revenues increased 36.6% in 1995 to $19.1 million from $14.0 million in 1994. Revenues from continuous services increased 59.6% in 1995 to $15.7 million from $9.8 million in 1994 due primarily to increased sales of customer information products and to increased demand for international proprietary tracking products as well as the increased number of new subscribers, the higher number of products sold per subscriber and revenues related to new international markets covered. Other revenues decreased 17.3% to $3.5 million in 1995 from $4.2 million in 1994 due primarily to the Company's continuing emphasis on continuous services. Revenues attributable to international market research increased 68.9% to $5.0 million in 1995 from $2.9 million in 1994.

    COST OF REVENUES. Cost of revenues increased 19.5% to $10.1 million in 1995 from $8.5 million in 1994. Cost of revenues decreased as a percentage of revenues to 52.9% in 1995 from 60.5% in 1994. The decrease in cost of revenues as a percentage of revenues reflects the Company's efforts to leverage its fixed labor costs through its investments in new products and proprietary processes. The Company's development and expansion of subscription-based products allow the Company to sell substantially similar products to a greater number of clients, thus increasing revenues without similarly increasing cost of revenues. For example, the 1995 release of CIMS did not require the same level of investment per customer as the 1994 release, resulting in improved margins. Similarly, IntelliTrack's cost of revenues as a percentage of revenues were lower in 1995 than in 1994 (when the Company expanded IntelliTrack to cover a number of international markets). Furthermore, the Company's improvements in its proprietary processes (including more consistently applied research methodologies and faster and more accurate data processing) reduce the costs of research and data processing.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses increased 39.5% to $5.6 million in 1995 from $4.0 million in 1994 but remained relatively constant as a percentage of revenues at 29.2% and 28.6% in 1995 and 1994, respectively. The aggregate increase was primarily due to increases in salaries and benefits as well as IntelliQuest Communications' advertising costs and legal expenses associated with finalization of certain employee and vendor contracts. In addition, the Company incurred sales, general and administrative expenses in the fourth quarter of 1995 of $68,000 to open its London and College Station, Texas offices.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased 28.1% to $2.0 million in 1995 from $1.5 million in 1994 but decreased as a percentage of revenues to 10.3% in 1995 from 11.0% in 1994, respectively. The aggregate increase was due to the Company's efforts to expand the Technology Panel, streamline proprietary software and enabling technologies and provide technological advancements to customers.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 19.6% to $317,000 in 1995 from $265,000 in 1994. This increase was principally due to computer equipment purchases to improve communications and data processing systems required to support business growth and international expansion.

    INCOME TAXES. The Company's effective tax rate was 51.2% for 1995. The rate was in excess of the combined federal and state statutory rates because the Company did not recognize any income tax benefit resulting from the net loss of IntelliQuest Communications. The provision for income taxes of $2,000 for 1994 resulted principally from not recognizing any income tax benefit for the 1994 net loss of IntelliQuest Communications.

SELECTED QUARTERLY OPERATING RESULTS

    The following tables set forth unaudited consolidated statement of operations data for each of the eight quarters in the period beginning March 31, 1995 and ending December 31, 1996, as well as the percentage of the Company's total revenues represented by each item. In management's opinion, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                           -----------------------------------------------------------------------------------------
                                            MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,     SEPT. 30,
                                              1995         1995         1995         1995         1996         1996         1996
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Continuous services....................       2,413        2,917        6,205        4,128        3,654        3,495        7,910
  Other services.........................         982          707          647        1,115          445        1,172        1,126
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues...........................       3,395        3,624        6,852        5,243        4,099        4,667        9,036
Operating expenses:
  Cost of revenues.......................       1,594        1,673        4,215        2,621        1,822        1,863        4,980
  Sales, general and administrative......       1,277        1,312        1,455        1,531        1,362        1,430        1,784
  Product development....................         384          454          451          690          608        1,085          798
  Depreciation and amortization..........          61           80           87           89          147          170          172
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total operating expenses.................       3,316        3,519        6,208        4,931        3,939        4,548        7,734
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income (loss)..................          79          105          644          312          160          119        1,302
  Interest income (expense), net.........          (1)           4           17           (2)          20          234          207
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes........          78          109          661          310          180          353        1,509
Provision (benefit) for income taxes.....          52           89          313          139           78           74          449
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)........................   $      26    $      20    $     348    $     171    $     102    $     279    $   1,060
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Pro forma and actual information:
  Net income per share(1)................   $    0.00    $    0.00    $    0.06    $    0.03    $    0.02    $    0.04    $    0.15
  Weighted average number of common and
    common equivalent shares
    outstanding(1).......................       5,512        5,512        5,540        5,540        5,724        7,240        7,228

                                                                       AS A PERCENTAGE OF TOTAL REVENUES
Revenues:
Continuous services......................        71.1%        80.5%        90.6%        78.7%        89.1%        74.9%        87.5%
Other services...........................        28.9         19.5          9.4         21.3         10.9         25.1         12.5
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total revenues...........................       100.0        100.0        100.0        100.0        100.0        100.0        100.0
Operating expenses:
  Cost of revenues.......................        47.0         46.2         61.5         50.0         44.5         39.9         55.1
  Sales, general and administrative......        37.6         36.2         21.2         29.2         33.2         30.6         19.7
  Product development....................        11.3         12.5          6.6         13.1         14.8         23.3          8.8
  Depreciation and amortization..........         1.8          2.2          1.3          1.7          3.6          3.6          1.9
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total operating expenses.................        97.7         97.1         90.6         94.0         96.1         97.4         85.5
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income (loss)..................         2.3          2.9          9.4          6.0          3.9          2.6         14.5
  Interest income (expense), net.........         0.0          0.1          0.2          0.0          0.5          5.0          2.3
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes........         2.3          3.0          9.6          6.0          4.4          7.6         16.8
Provision (benefit) for income taxes.....         1.5          2.4          4.5          2.7          1.9          1.6          4.9
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)........................         0.8%         0.6%         5.1%         3.3%         2.5%         6.0%        11.9%
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                            DEC. 31,
                                              1996
                                           -----------

CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Continuous services....................       7,216
  Other services.........................       1,434
                                           -----------
Total revenues...........................       8,650
Operating expenses:
  Cost of revenues.......................       4,503
  Sales, general and administrative......       1,671
  Product development....................       1,153
  Depreciation and amortization..........         196
                                           -----------
Total operating expenses.................       7,523
                                           -----------
Operating income (loss)..................       1,127
  Interest income (expense), net.........         393
                                           -----------
Income (loss) before income taxes........       1,520
Provision (benefit) for income taxes.....         382
                                           -----------
Net income (loss)........................   $   1,138
                                           -----------
                                           -----------
Pro forma and actual information:
  Net income per share(1)................   $    0.14
  Weighted average number of common and
    common equivalent shares
    outstanding(1).......................       8,074

Revenues:
Continuous services......................        83.4%
Other services...........................        16.6
                                           -----------
Total revenues...........................       100.0
Operating expenses:
  Cost of revenues.......................        52.1
  Sales, general and administrative......        19.3
  Product development....................        13.3
  Depreciation and amortization..........         2.3
                                           -----------
Total operating expenses.................        87.0
                                           -----------
Operating income (loss)..................        13.0
  Interest income (expense), net.........         4.5
                                           -----------
Income (loss) before income taxes........        17.5
Provision (benefit) for income taxes.....         4.4
                                           -----------
Net income (loss)........................        13.1%
                                           -----------
                                           -----------

------------------------------

(1) Pro forma information for the quarters ended March 31, 1995 through March 31, 1996 assumed conversion of the Company's redeemable convertible preferred stock into 1,853,046 shares of Common Stock and the exercise of outstanding warrants to purchase 264,480 shares of Common Stock, which conversion and exercise occurred in connection with the Company's initial public offering in March 1996. Information for the quarter ended June 30, 1996 is based upon the actual historical weighted average number of common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had cash of $662,000 and short term investments of $51.1 million and working capital of $55.1 million.

    During the twelve months ended December 31, 1996, the Company generated $273,000 of cash from operations as compared to $625,000 during the prior year. The decrease in cash flow from operations is due to a combination of offsetting factors. Although the Company's increased earnings provided an increase in cash flow, an increase in its accounts receivable, which resulted from typical billing activity as discussed below, caused an offsetting decrease in cash flow.

    The Company generated $625,000 of cash from operations for the year ended December 31, 1995 as compared to $155,000 of cash from operations for the prior year. This increase in cash flow from operations was the result of the Company's leveraging of its subscription-based products, returns from investments in customer information products and a prepayment for services on a certain contract received by the Company during 1995.

    Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of December 31, 1996 and 1995, the Company had $2.3 million and $1.8 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of December 31, 1996 and 1995, the Company had $2.7 million and $1.6 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

    For the years ended December 31, 1996 and 1995, net cash used in investing activities was $52.8 million and $771,000, respectively. This increase in cash used was primarily due to the Company's investment of the net proceeds from its initial and follow-on public offerings that closed in March and October 1996, respectively, in short term investments. The increase also results from the relatively high level of equipment, furniture and leasehold improvement expenditures during 1996 resulting from the establishment and expansion of new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications. The Company anticipates emphasizing investments in internally developed software and data analysis products in 1997.

    Net cash used in investing activities increased to $771,000 from $655,000 for the years ended December 31, 1995 and December 31, 1994, respectively, primarily for the purchases of furniture, equipment, computers and related software for use by the Company's employees. Equipment and leasehold purchases in these years were approximately $867,000 and $632,000, respectively. During the year ended December 31, 1995, approximately $300,000 of this amount was used in connection with the opening of offices in London and College Station, Texas. The Company expects to make additional purchases of equipment as necessary to accommodate future growth, if any.

    The Company periodically considers acquisitions of companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies. The Company may undertake such acquisitions during 1997. At present, however, it has no commitments or agreements with respect to any such acquisition other than its acquisition of Zona Research during February 1997.

    Financing activities provided cash of $551,000 during fiscal 1995 and $51.5 million during fiscal 1996. The increased cash flow was generated by net proceeds from the Company's initial and follow-on public offerings that closed in March and October 1996, respectively.

    The Company maintains a $3 million revolving bank line of credit to fund cash requirements from time to time. Borrowings under such line of credit bear interest at a rate per annum equal to the prime rate and are subject to compliance by the Company with certain financial covenants. At December 31, 1996, the Company was in compliance with all such covenants and there was $186,000 outstanding under such line of credit. The line of credit matures on November 21, 1997.

    The Company believes that the cash flows from operations, together with existing cash balances, short term investments and the line of credit, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Beyond that time, if cash flows from operations and available borrowing under the line of credit are not sufficient to satisfy its financing needs, the Company may seek additional funding through the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.

RISK FACTORS

    RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION. The Company has relied on a limited number of key customers for the majority of its revenues. The Company's 10 largest customers in 1994, 1995 and 1996 generated 63.7%, 60.5% and 61.2%, respectively, of the Company's revenues in each of those periods. In 1996, the Company's two largest customers, IBM and Microsoft, each accounted for over 10% of the Company's revenues and together accounted for 29.8% of revenues. The Company expects that these two customers will each account for over 10% of revenues in 1997 as well. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. Consolidation among the Company's top customers could adversely affect aggregate customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers. The loss of one or more of the Company's large customers or a significant reduction in business from such customers, regardless of the reason, would have a material adverse effect on the Company. See "Business--Customers" and "--Sales and Marketing."

    DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS. In 1996, 84.0% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. To the extent that customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high-quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results. See "Business--Sales and Marketing."

    FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. Substantially all revenues and expenses attributable to the Company's Computer Industry Media Study ("CIMS") product for a particular year are recognized when the final study is completed and delivered, usually in the third quarter of that year. Delay in delivering the final study in any given year could postpone recognition of such revenues and expenses until the fourth quarter of such year, which would materially affect operating results for such third and fourth quarters. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which tends to reduce the Company's third quarter gross margin below that of other quarters. Many of the Company's customers operate in industry segments that are becoming increasingly seasonal as technology vendors have increased their focus on consumer markets, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of such customers. This may translate into seasonal demand for the Company's products, particularly the customer information products. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the timing of orders from customers, the size and timing of orders for customer information products, response rates on customer information products, delays in development and customer acceptance of custom software applications, product or panel development expenses, new product or service introductions or announcements by the Company or its competitors, levels of market acceptance for new products and services, the hiring and training of additional staff and customer demand for market research, as well as general economic conditions. Because a significant portion of the Company's overhead is fixed in the short term and because spending commitments must be made in advance of revenue commitments by customers, the Company's results of operations may be materially adversely affected in any particular quarter if revenues fall below the Company's expectations. These factors, among others, make it likely that in some future quarter the Company's operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of the Company's Common Stock.

    COMPETITION. Overall, the technology-focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer information software (such as KAO Infosystems Company) as well as vendors' own customer information software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as A.C. Nielsen Company, NFO Research, Inc., Information Resources Inc. and The NPD Group, Inc.); and (iii) analyst-based, general business consulting. Although only a few of these competitors have to date offered survey-based, technology-focused market research that competes directly with the Company's products and services, most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors. See "Business--Competition."

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer information products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop Internet-based information collection tools. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results. See "Business--Products and Services" and "--Product Development and Technology."

    DATA COLLECTION RISKS. The Company currently collects information both telephonically and electronically. In addition, certain of the Company's new products and services involve the use of the Internet and commercial online services to gather information from end users for processing and sale to customers of the Company. A number of legislative initiatives exist domestically and abroad that seek to regulate the telephonic or electronic collection of data about persons. In addition, an increasing number of court cases have been brought seeking damages and injunctive relief for actions allegedly violating so-called "rights of privacy." The law in this area, both statutory and case law, is highly unsettled. No assurance can be given, therefore, that the Company will be allowed to continue to pursue existing or proposed new products and services. In addition, the Company's ability to provide timely and accurate market research to its customers depends on its ability to collect large quantities of high quality data through interviews, customer registrations, product satisfaction questionnaires and certain other surveys. If receptivity to the Company's customer registration, interview and survey methods by respondents declines, or for some other reason their willingness to complete and return surveys, registrations, or other information declines, or if the Company for any reason cannot rely on the integrity of the data it receives, it would reduce the quantity and/or quality of the data the Company seeks to disseminate and would have a material adverse effect on the Company's ability to market and sell its market research products and on its results of operations. See "Business--Products and Services."

    RISKS RELATED TO CIMS. CIMS is one of the leading databases of media readership and viewership habits of both business and household technology purchase influencers in the United States. Because many advertisers use CIMS data as a key component in their media buying decisions and because many media companies use CIMS data to promote their media properties, such data can have a significant impact on advertiser demand for, and advertising rates charged by, such media properties. In the past, it has not been unusual for media companies with properties that have not performed well in the studies to be dissatisfied with the results of the studies or the manner in which such results have been used by their competitors. Furthermore, the Company in 1996 revised data from a study that was inaccurate due to software defects, which it remedied and disclosed to its customers. Although neither media company dissatisfaction nor the inaccurate study has resulted in litigation against the Company, there can be no assurance that the Company will not face future litigation as a result of media company dissatisfaction with CIMS or the results thereof, and if initiated, that such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

    MANAGEMENT OF GROWTH; POSSIBLE ACQUISITIONS. Since inception, the Company's growth has placed significant demands on the Company's management, administrative, operational and financial resources. In order to manage its growth, the Company will need to continue to implement and improve its operational, financial and management information systems and continue to expand, motivate and effectively manage an evolving and expanding workforce. If the Company's management is unable to effectively manage under such circumstances, the quality of the Company's products, its ability to retain key personnel and its results of operations could be materially adversely affected. Furthermore, there can be no assurance that the Company's business will continue to expand. The Company's growth could be adversely affected by reductions in customers' spending on market research or customer information products, increased competition, possible pricing pressures and other general economic trends. Although market research expenditures by technology companies have increased in recent years as such companies have adopted certain marketing strategies traditionally utilized by consumer goods manufacturers, there can be no assurance that this trend will continue or that technology companies will continue to rely on externally-generated market research to enhance the marketing of their products.

    The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. As part of this strategy, the Company acquired IntelliQuest Communications in May 1996 and Zona Research in February 1997. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that the integration of the IntelliQuest Communications acquisition, the Zona Research acquisition, or any possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share. See "Business--Growth Strategy."

    DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend to a significant extent upon the efforts and abilities of key personnel who have expertise in developing, interpreting and selling survey-based information for technology markets. Although customer relationships are managed at many levels in the Company, the loss of one or more of IntelliQuest's corporate officers or senior managers could have an adverse effect on the Company's business. The Company's success may also depend on its ability to hire, train and retain skilled personnel in all areas of its business. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

    EXPANSION OF DIRECT SALES FORCE. The Company has historically relied on customer referrals, supplemented by its own sales and marketing efforts, to generate the majority of its revenue growth. Although the Company has a small number of dedicated account representatives, it only recently began to develop a formal sales management structure. As the Company develops new products and services targeted at broader-based market segments, it intends to continue to expand its sales force. The Company's plans for future growth may depend in part on, among other things, its unproven ability to hire, train, deploy, manage and retain an increasingly large direct sales force. There can be no assurance that the Company will be able to develop or manage such a sales force. See "Business--Sales and Marketing."

    HISTORY OF NET LOSSES; UNCERTAIN PROFITABILITY. The Company incurred net losses in each year from 1991 through 1994 before recording a net profit in each of 1995 and 1996. As of December 31, 1996, the Company had an accumulated deficit of approximately $715,000. In view of the Company's prior operating history, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

    LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES. The Company's success is in part dependent upon its proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that it has developed specifically to serve customers in the technology industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee and third party non-disclosure agreements to protect its proprietary systems, software and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems, software or procedures. The Company believes that its systems, software and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. See "Business--Intellectual Property and Other Proprietary Rights."

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 21.0%, 29.2% and 29.8%, respectively, of the Company's revenues for 1994, 1995 and 1996. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near-term results of operations. Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INTELLIQUEST INFORMATION GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants......................................................         30

Consolidated Balance Sheet.............................................................         31

Consolidated Statement of Operations...................................................         32

Consolidated Statement of Common Stockholders' Equity..................................         33

Consolidated Statement of Cash Flows...................................................         34

Notes to Consolidated Financial Statements.............................................         35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of IntelliQuest Information
Group, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IntelliQuest Information Group, Inc. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
January 31, 1997

                      INTELLIQUEST INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1995       1996
                                                                                               ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $   1,688  $     662
  Short term investments.....................................................................     --         51,152
  Accounts receivable, net of allowances for doubtful accounts of $341 and $341,
    respectively.............................................................................      2,990      6,046
  Unbilled revenues..........................................................................      1,599      2,651
  Projects in process........................................................................         71         98
  Prepaid expenses and other assets..........................................................         32        288
                                                                                               ---------  ---------
    Total current assets.....................................................................      6,380     60,897

  Furniture and equipment, net...............................................................      1,537      2,322
  Other assets...............................................................................         89        270
                                                                                               ---------  ---------
    Total assets.............................................................................  $   8,006  $  63,489
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                          AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................................  $   1,174  $   1,816
  Accrued liabilities........................................................................      1,263      1,505
  Deferred revenues..........................................................................      1,822      2,258
  Other current liabilities..................................................................        103        253
                                                                                               ---------  ---------
    Total current liabilities................................................................      4,362      5,832

Capital lease obligations and deferred rent..................................................        170         57
                                                                                               ---------  ---------
    Total liabilities........................................................................      4,532      5,889

Commitments and contingencies (Note 7)
                                                                                               ---------  ---------
Redeemable convertible preferred stock.......................................................      4,420     --
                                                                                               ---------  ---------
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued or
  outstanding................................................................................     --         --
Common stockholders' equity:
  Common stock, $.0001 par value, 30,000,000 shares authorized, 3,245,000 and 8,082,000
    shares issued and outstanding, respectively..............................................          1          1
  Capital in excess of par value.............................................................      2,345     58,336
  Deferred compensation......................................................................        (61)       (47)
  Foreign currency translation...............................................................     --             25
  Accumulated deficit........................................................................     (3,231)      (715)
                                                                                               ---------  ---------
    Total common stockholders' equity........................................................       (946)    57,600
                                                                                               ---------  ---------
    Total liabilities, redeemable convertible preferred stock and common stockholders'
      equity.................................................................................  $   8,006  $  63,489
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                               1994         1995          1996
                                                                             ---------  ------------  ------------
Revenues:
  Continuous services......................................................  $   9,817  $     15,664  $     22,275
  Other services...........................................................      4,172         3,450         4,177
                                                                             ---------  ------------  ------------
    Total revenues.........................................................     13,989        19,114        26,452

Operating expenses:
  Cost of revenues.........................................................      8,457        10,103        13,168
  Sales, general and administrative........................................      3,996         5,575         6,247
  Product development......................................................      1,545         1,979         3,644
  Depreciation and amortization............................................        265           317           685
                                                                             ---------  ------------  ------------
    Total operating expenses...............................................     14,263        17,974        23,744
                                                                             ---------  ------------  ------------
Operating income (loss)....................................................       (274)        1,140         2,708
                                                                             ---------  ------------  ------------
Other income (expense):
  Interest income and other................................................         12            49           870
  Interest expense.........................................................        (25)          (31)          (16)
                                                                             ---------  ------------  ------------
  Income (loss) before income taxes........................................       (287)        1,158         3,562
Provision for income taxes.................................................          2           593           983
                                                                             ---------  ------------  ------------
Net income (loss)..........................................................  $    (289) $        565  $      2,579
                                                                             ---------  ------------  ------------
                                                                             ---------  ------------  ------------
Pro forma net income per share.............................................             $        .10  $        .36
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of common and common equivalent shares
  outstanding..............................................................                5,526,000     7,067,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK       CAPITAL IN              ACCUMULATED      TOTAL
                                              ---------------------   EXCESS OF                EARNINGS    STOCKHOLDERS'
                                                SHARES    PAR VALUE   PAR VALUE     OTHER     (DEFICIT)       EQUITY
                                              ----------  ---------  -----------  ---------  ------------  ------------
Balance, December 31, 1993..................   3,046,000  $       1   $     494   $  --       $   (2,949)   $   (2,454)
Issuances of common stock...................     151,000     --           1,106      --           --             1,106
Deferred stock option compensation..........      --         --             882        (882)      --            --
Amortization of deferred
  compensation..............................      --         --          --              32       --                32
Accretion of preferred stock to redemption
  value.....................................      --         --          --          --             (279)         (279)
Net loss....................................      --         --          --          --             (289)         (289)
                                              ----------  ---------  -----------  ---------  ------------  ------------
Balance, December 31, 1994..................   3,197,000          1       2,482        (850)      (3,517)       (1,884)
Issuances of common stock...................      48,000     --             547      --           --               547
Deferred stock option compensation..........      --         --          --              98       --                98
Cancellation of stock option compensation...      --         --            (752)        752       --            --
Deferred compensation.......................      --         --              68         (68)      --            --
Amortization of deferred
  compensation..............................      --         --          --               7       --                 7
Accretion of preferred stock to redemption
  value.....................................      --         --          --          --             (279)         (279)
Net income..................................      --         --          --          --              565           565
                                              ----------  ---------  -----------  ---------  ------------  ------------
Balance, December 31, 1995..................   3,245,000          1       2,345         (61)      (3,231)         (946)
Accretion of preferred stock to redemption
  value                                           --         --          --          --              (63)          (63)
Conversion of redeemable convertible
  preferred stock and warrants upon initial
  public offering...........................   2,118,000     --           5,020      --           --             5,020
Common stock issued upon initial public
  offering, net.............................   1,635,000     --          25,248      --           --            25,248
Common stock issued upon secondary offering,
  net.......................................   1,000,000     --          25,572      --           --            25,572
Exercise of stock options...................      84,000     --             151      --           --               151
Amortization of deferred
  compensation..............................      --         --          --              14       --                14
Change in cumulative foreign currency
  translation...............................      --         --          --              25       --                25
Net income..................................      --         --          --          --            2,579         2,579
                                              ----------  ---------  -----------  ---------  ------------  ------------
Balance, December 31, 1996..................   8,082,000  $       1   $  58,336   $     (22)  $     (715)   $   57,600
                                              ----------  ---------  -----------  ---------  ------------  ------------
                                              ----------  ---------  -----------  ---------  ------------  ------------

    The accompany notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  -----------
Cash flows from operating activities:
  Net income (loss).............................................................  $    (289) $     565  $     2,579
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...............................................        268        357          795
    Bad debt expense............................................................         45        311          141
    Loss on sale of equipment and other.........................................          5          3           20
    Noncash stock option compensation expense...................................         33         98           14
  Net changes in assets and liabilities:
    Accounts receivable and unbilled revenue....................................        310     (2,096)      (4,249)
    Prepaid expenses and other assets...........................................        (68)        64         (195)
    Projects in process.........................................................        365        447          (27)
    Accounts payable and accrued expenses.......................................         36      1,234          884
    Deferred revenue............................................................       (595)      (351)         436
    Deferred rent and other.....................................................         45         (7)        (125)
                                                                                  ---------  ---------  -----------
      Net cash provided by operating activities.................................        155        625          273
                                                                                  ---------  ---------  -----------
Cash flows from investing activities:
  Purchases of short-term investments...........................................     --         --         (167,438)
  Sales and maturities of short-term investments................................     --         --          116,286
  Purchases of furniture and equipment..........................................       (632)      (867)      (1,553)
  Other.........................................................................        (23)        96         (130)
                                                                                  ---------  ---------  -----------
      Net cash used in investing activities.....................................       (655)      (771)     (52,835)
                                                                                  ---------  ---------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock........................................      1,106        547       51,508
  Borrowings under line of credit...............................................        375        650          761
  Repayments on line of credit..................................................       (375)      (675)        (575)
  Proceeds from (repayments on) notes payable...................................         50         65          (91)
  Repayments of principal on capital lease obligations                                  (67)       (36)         (67)
                                                                                  ---------  ---------  -----------
      Net cash provided by financing activities.................................      1,089        551       51,536
                                                                                  ---------  ---------  -----------
Net increase in cash and equivalents............................................        589        405       (1,026)
Cash and cash equivalents at the beginning of the period........................        694      1,283        1,688
                                                                                  ---------  ---------  -----------
Cash and cash equivalents at the end of the period..............................  $   1,283  $   1,688  $       662
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Supplemental cash flow disclosures:
  Interest paid.................................................................  $      25  $      42  $   --
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
  Property and equipment acquired under capital leases..........................  $  --      $       9  $        47
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
  Taxes paid....................................................................  $       5  $     305  $       278
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

1. THE COMPANY

    IntelliQuest Information Group, Inc. ("IntelliQuest" or the "Company") is a leading provider of quantitative marketing information to technology companies. IntelliQuest supplies customers with timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company operates in a single industry segment.

    IntelliQuest was reincorporated in Delaware on March 19, 1996. In conjunction with this reincorporation, the Company changed its name to IntelliQuest Information Group, Inc. and IntelliQuest exchanged 1 share of its preferred stock and common stock for every 1.364 shares of preferred stock and common stock, respectively, held by the stockholders of IntelliQuest (the "Share Exchange"). All shares and per share amounts, including warrants and options for such shares, included in the accompanying financial statements have been adjusted to give retroactive effect to the Share Exchange. Additionally, IntelliQuest's Certificate of Incorporation, amended following the consummation of the initial public offering, authorized 30,000,000 shares of Common Stock with a $.0001 par value and 1,000,000 shares of preferred stock with a $.0001 par value. The Board of Directors has the authority to issue the preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without further vote or action by the stockholders.

    During 1995, the Company formed a wholly-owned subsidiary located in London, England. At December 31, 1996, the total assets and liabilities of this subsidiary were approximately $768,000 and $249,000, respectively, net of intercompany eliminations. Net income related to this subsidiary for the year ended December 31, 1996 totaled $161,000. In addition, as more fully described in Note 2, IntelliQuest acquired IntelliQuest Communications during May 1996. Unless otherwise specified, references herein to the "Company" or "IntelliQuest" mean IntelliQuest Information Group, Inc. and all of its wholly-owned subsidiaries.

2. ACQUISITION--INTELLIQUEST COMMUNICATIONS

    In May 1996, IntelliQuest completed a merger with IntelliQuest Communications, Inc. ("IntelliQuest Communications," formerly known as Pipeline Communications, Inc.), which became a wholly-owned subsidiary of IntelliQuest. A total of 562,500 shares of IntelliQuest common stock and common stock options were exchanged for all outstanding shares of common stock, stock options, and warrants of IntelliQuest Communications. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements have been restated as if the acquisition had taken place at the beginning of such periods.

                      INTELLIQUEST INFORMATION GROUP, INC.

2. ACQUISITION--INTELLIQUEST COMMUNICATIONS (CONTINUED)
    Combined and separate results of operations for the periods prior to the acquisition of IntelliQuest Communications were as follows (in thousands):

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,       FOR THE SIX
                                                  --------------------  MONTHS ENDED
                                                    1994       1995     JUNE 30, 1996
                                                  ---------  ---------  -------------
                                                                         (UNAUDITED)
Revenues:
  IntelliQuest..................................  $  12,983  $  16,974    $   7,209
  IntelliQuest Communications...................      1,006      2,140        1,557
                                                  ---------  ---------       ------
Combined........................................  $  13,989  $  19,114    $   8,766
                                                  ---------  ---------       ------
                                                  ---------  ---------       ------
Net income (loss):
  IntelliQuest..................................  $     (24) $     911    $     464
  IntelliQuest Communications...................       (265)      (346)         (83)
                                                  ---------  ---------       ------
Combined........................................  $    (289) $     565    $     381
                                                  ---------  ---------       ------
                                                  ---------  ---------       ------

3. SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since much of the Company's revenues are based upon percentage of projects completed based on costs input compared to total estimated project costs, the determination of the resultant revenue requires ongoing estimates by management of costs to complete these projects. Actual results could differ from those estimates.

REVENUE RECOGNITION

    CONTINUOUS SERVICES

    The Company offers renewable subscription-based products which provide similar information to a number of clients at a shared-cost price. The Company also offers proprietary tracking products that manage ongoing market feedback and proprietary research. Revenue from certain annual subscription-based products (such as Computer Industry Media Study (CIMS)) and the related costs are deferred until delivery. Revenues from other renewable subscription-based and proprietary tracking products containing a subscription period are recognized on a straight-line basis over the subscription period. Revenue from processing transactions is recognized as the transactions are processed for customers. Losses on a given contract are recognized when determined probable.

    OTHER SERVICES

    Revenues from proprietary research service contracts are recognized in proportion to performance required under the contracts (percentage of completion) based on cost input. Revenue from conferences is recognized upon completion of each conference. As mentioned above, losses on a given contract are recognized when determined probable.

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company bills its clients for products and services based on terms of the contracts, which may not coincide with criteria required for revenue recognition. Deferred revenue represents amounts invoiced prior to rendering the related services while unbilled revenue represents the billing value of services rendered prior to being invoiced. Substantially all the deferred and unbilled revenue will be earned and billed, respectively, within twelve months of the respective period ends.

PRODUCT DEVELOPMENT COSTS

    Product development costs include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services and processes and are expensed as incurred. If material, costs to develop software, which is an integral part of a product or service, that are incurred subsequent to attaining technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. These costs are then amortized on a straight line basis over the estimated economic life or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, costs incurred subsequent to attaining technological feasibility have been immaterial and therefore the Company has not capitalized any such costs.

REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    Redeemable convertible preferred stock is presented net of issuance costs and approximates redemption value. As discussed in Note 9, all holders of redeemable convertible preferred stock converted their redeemable convertible preferred stock into common stock concurrent with the closing of IntelliQuest's initial public offering. The redeemable convertible preferred stockholders also received warrants to purchase 264,480 shares of Common Stock at $2.03 per share. These warrants were exercised prior to the initial public offering.

PRO FORMA NET INCOME PER SHARE

    The Company's historical capital structure prior to the initial public offering in March 1996 was not indicative of its prospective structure due to the conversion of all shares of redeemable convertible preferred stock into common stock and the exercise of warrants to purchase common stock concurrent with the closing of the Company's initial public offering. Accordingly, historical net income (loss) per share is not considered meaningful and has not been presented herein.

    Pro forma net income per share is computed based upon the weighted average number of common shares outstanding and gives effect to certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, for 1995 in conformity with Securities and Exchange Commission requirements, common and common stock equivalent shares issued by the Company during the twelve month period prior to the filing of its initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $17 per share through the date of the initial public offering and market value subsequent to that date. Additionally, 1,055,718 shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock and 797,328 shares of redeemable convertible preferred stock designated as the Series B Convertible Preferred Stock were assumed to have been converted and warrants to purchase 264,480 shares of Common Stock were assumed to have been exercised as of January 1, 1995 through the initial public offering. The

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) redeemable convertible preferred stock was converted and the warrants were exercised in connection with the Company's initial public offering in March 1996.

FURNITURE AND EQUIPMENT

    Furniture and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Amortization of assets acquired under capital leases is included in depreciation and amortization.

PROJECT COSTS

    Costs associated with CIMS are deferred and included in projects in process until the results of the study are delivered. These costs include personnel and other direct costs, as well as associated overhead. Upon release of the study, these costs are included in cost of revenues.

    Costs relating to all other projects, including development of databases, are expensed as incurred.

    INCOME TAXES

    Deferred income taxes are provided using the liability method for the tax effects of differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities as measured at the enacted tax rates.

    CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

    SHORT-TERM INVESTMENTS

    Short-term investments are carried at market value, which approximates cost, at the balance sheet date. Short-term investments consist of funds primarily invested in government securities. Investment securities generally have maturities of less than one year.

    The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 1996, all investment securities are classified as available-for-sale. No unrealized gains or losses have been recorded as a separate component of equity for the current period as market value approximates cost due to the short-term nature of the investments.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, including cash, short-term investments, and trade receivables and payables, approximates fair value. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments in quality financial instruments and limits the amount invested in any

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

    FOREIGN CURRENCIES

    The foreign subsidiary operates in a local currency environment. Balance sheet accounts are translated at exchange rates existing at the balance sheet date. Revenue and expense accounts are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated and reported as a separate component of stockholders' equity. There have not been material transaction losses through December 31, 1996.

    NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted the statement effective January 1, 1996. The adoption did not have a material effect on the Company's financial statements.

    Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

    RECLASSIFICATIONS

    Certain amounts related to prior years have been reclassified to conform to the current year presentation.

4. FURNITURE AND EQUIPMENT

    Furniture and equipment consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Equipment................................................................  $   1,782  $   2,920
Purchased software.......................................................        270        454
Furniture and fixtures...................................................        508        728
Leasehold improvements...................................................         96        114
                                                                           ---------  ---------
                                                                               2,656      4,216
Less--Accumulated depreciation and amortization..........................     (1,119)    (1,894)
                                                                           ---------  ---------
                                                                           $   1,537  $   2,322
                                                                           ---------  ---------
                                                                           ---------  ---------

                      INTELLIQUEST INFORMATION GROUP, INC.

4. FURNITURE AND EQUIPMENT (CONTINUED)
    Included in the December 31, 1995 and 1996 balances of equipment are $236,000 and $283,000, respectively, of assets acquired under lease. Accumulated amortization for these assets was $101,000 and $142,000 at December 31, 1995 and 1996, respectively, and amortization expense was $36,000, $32,000, and $40,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

5. LINE OF CREDIT

    Included in other current liabilities at December 31, 1996, the Company had a revolving line of credit available of $3,000,000 for which $186,000 was outstanding at December 31, 1996. The line matures in November 1997 and is available for general corporate purposes with a sublimit for foreign currency transactions and letters of credit. It bears interest at either the bank's prime lending rate or LIBOR plus 250 basis points (8.25% at December 31, 1996). Borrowings under it are secured by accounts receivable, equipment and other assets of the Company including contract rights and other intangibles. The credit agreement contains certain restrictive covenants.

6. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
Accrued payroll and benefits...............................................  $     482  $     549
Taxes payable..............................................................        261        649
Accrued sales taxes........................................................        210          0
Other accrued liabilities..................................................        310        307
                                                                             ---------  ---------
                                                                             $   1,263  $   1,505
                                                                             ---------  ---------
                                                                             ---------  ---------

7. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, equipment and software under certain noncancellable operating and capital lease agreements. These leases have expiration dates ranging from 1997 through 2002. Rent expense under operating leases totaled $337,000, $473,000 and $482,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                      INTELLIQUEST INFORMATION GROUP, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under all leases as of December 31, 1996 are as follows (in thousands):

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1997.....................................................................   $      80    $     797
1998.....................................................................          23          754
1999.....................................................................      --              737
2000.....................................................................      --              736
2001.....................................................................      --              704
Thereafter...............................................................                      117
                                                                                -----   -----------
  Total minimum lease payments...........................................         103    $   3,845
                                                                                        -----------
                                                                                        -----------
Less: executory costs....................................................           9
     amount representing interest........................................           6
                                                                                -----
Present value of net minimum lease payments..............................          88
Less--current portion....................................................          67
                                                                                -----
Long-term portion........................................................   $      21
                                                                                -----
                                                                                -----

8. INCOME TAXES

    The income tax provision is as follows (in thousands):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1994       1995       1996
                                                              ---------  ---------  ---------
Current provision...........................................  $  --      $     577  $   1,090
Deferred provision..........................................          2         16       (107)
                                                              ---------  ---------  ---------
  Total provision for income tax............................  $       2  $     593  $     983
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                      INTELLIQUEST INFORMATION GROUP, INC.

8. INCOME TAXES (CONTINUED)
    The difference between the income tax provisions in the consolidated financial statements and the tax at the statutory federal rate are as follows (in thousands):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1994       1995       1996
                                                              ---------  ---------  ---------
Income tax (benefit) provision at statutory rate............  $     (98) $     394  $   1,211
IntelliQuest Communications' net loss for which no benefit
  is recognized.............................................         90        118     --
Utilization of net operating loss of IntelliQuest
  Communications............................................     --         --            (75)
State taxes, net of federal benefit.........................         (1)        68        118
Tax free income.............................................     --         --           (285)
Other, net..................................................         11         13         14
                                                              ---------  ---------  ---------
Total provision.............................................  $       2  $     593  $     983
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The principal components of the Company's deferred taxes are as follows:

                                                                                 DECEMBER 31,
                                                                        -------------------------------
                                                                          1994       1995       1996
                                                                        ---------  ---------  ---------
Deferred tax liabilities:
  Cash to accrual adjustments.........................................  $     307  $     106  $      81
  Depreciation and other..............................................         49        113         54
                                                                        ---------  ---------  ---------
    Gross deferred tax liability......................................        356        219        135
                                                                        ---------  ---------  ---------
Deferred tax assets:
  Product development costs...........................................        153        141         86
  Allowance for doubtful accounts.....................................         13        117        101
  Acquisition costs...................................................     --         --             53
  Accrued vacation pay and other......................................         29         26         35
  Net operating loss carryforward.....................................        446        318        279
                                                                        ---------  ---------  ---------
    Gross deferred tax assets.........................................        641        602        554
                                                                        ---------  ---------  ---------
  Less valuation allowance............................................        281        395        295
                                                                        ---------  ---------  ---------
    Net deferred tax asset (liability)................................  $       4  $     (12) $     124
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The valuation allowance relates to the deferred tax assets which carryover from IntelliQuest Communications, a wholly-owned subsidiary of the Company. These assets include net operating loss carryforwards, and research and experimentation credit carryforwards. These carryforwards may only be used to offset tax liabilities generated by IntelliQuest Communications. Because of the uncertainties with respect to IntelliQuest Communications' ability to generate sufficient future taxable income to realize these assets, the Company has provided a valuation allowance against all of IntelliQuest Communications' net deferred tax assets.

                      INTELLIQUEST INFORMATION GROUP, INC.

8. INCOME TAXES (CONTINUED)
    As of December 31, 1996, IntelliQuest Communications has net operating loss and research and experimentation credit carryforwards for Federal income tax purposes of approximately $820,000 and $34,000, respectively. These carryforwards expire beginning 2008 through 2010.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In May 1993, the Company authorized 1,853,046 shares of redeemable convertible preferred stock, of which 1,055,718 shares were designated as Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") and 797,328 shares were designated as Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"). Both Series A Preferred Stock and Series B Preferred Stock (the "Preferred Stock") had par value of $1.00 and were recorded net of total issuance costs of $100,000.

    The holders of Preferred Stock converted their shares of Preferred Stock into the Company's Common Stock at a conversion ratio of one share of Preferred Stock for one share of Common Stock in connection with the Company's initial public offering in March 1996.

    The Preferred Stock was mandatorily redeemable at the option of the holders in three equal annual lots of shares beginning May 28, 1999. The redemption price was $1.36 per share ("Stated Value") for Series A Preferred Stock and $2.96 per share ("Stated Value") for Series B Preferred Stock, plus an annual premium of 7% of the Stated Value of the stock for both Series A and Series B Preferred Stock.

    The carrying value of the Preferred Stock is as follows (in thousands):

                                               SERIES A PREFERRED      SERIES B PREFERRED
                                             STOCK $1.00 PAR VALUE   STOCK $1.00 PAR VALUE           TOTAL
                                             ----------------------  ----------------------  ----------------------
                                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                             -----------  ---------  -----------  ---------  -----------  ---------
Balance at December 31, 1993...............       1,056   $   1,464         797   $   2,398       1,853   $   3,862
Accretion of premium.......................                     106                     173                     279
                                                  -----   ---------         ---   ---------       -----   ---------
Balance at December 31, 1994...............       1,056       1,570         797       2,571       1,853       4,141
Accretion of premium.......................                     106                     173                     279
                                                  -----   ---------         ---   ---------       -----   ---------
Balance at December 31, 1995...............       1,056   $   1,676         797   $   2,744       1,853   $   4,420
                                                  -----   ---------         ---   ---------       -----   ---------
                                                  -----   ---------         ---   ---------       -----   ---------

WARRANTS

    The holders of the Preferred Stock were also issued warrants to acquire 264,480 shares of Common Stock for $2.03 per share at any time prior to May 28, 1997. These warrants were exercised for 264,480 shares of Common Stock upon the closing of the Company's initial public offering.

10. STOCK OPTIONS

1993 STOCK PLAN

    Under the 1993 Stock Plan (the "1993 Plan"), a total of 344,256 shares of the Company's Common Stock have been authorized for issuance. Under the 1993 Plan, incentive stock options or non-qualified stock options may be granted with exercise prices equaling the fair market value of the stock at the time of grant, as determined by the Company's Board of Directors, unless the optionee owns greater than 10% of

                      INTELLIQUEST INFORMATION GROUP, INC.

10. STOCK OPTIONS (CONTINUED)
the voting power of all classes of stock, in which case the option price will be 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the plan generally have a term of ten years from the date of grant and generally vest over a five-year period. As of December 31, 1996, the Company does not intend to grant any further options under the 1993 Plan.

1996 STOCK PLAN

    The Company has reserved an aggregate of 300,000 shares of Common Stock for issuance under its 1996 Stock Plan (the "1996 Plan"). The 1996 Plan provides for grants of options to employees and consultants (including officers and directors) of the Company and its subsidiaries. With respect to incentive stock options granted under the 1996 Plan, the exercise price must be at least equal to the fair market value per share of the Common Stock on the date of grant, and the exercise price of any incentive stock options granted to a participant who owns more than 10% of the voting power of all classes of the Company's outstanding capital stock must be equal to at least 110% of the fair market value of the Common Stock on the date of grant. The maximum term of an option granted under the 1996 Plan may not exceed ten years from the date of grant (five years in the case of a participant who owns more than 10% of the voting power of all classes of the Company's outstanding capital stock). In the event of termination of an optionee's employment or consulting arrangement, options may only be exercised, to the extent vested as of the date of termination, for a period not to exceed 90 days (12 months in the case of termination due to death or disability) following the date of termination. Options granted under the 1996 Plan generally vest and become exercisable at a rate of 40% vesting on the second anniversary of the commencement of vesting and 20% on each of the next three anniversaries thereafter, such that all shares under an option are fully vested in five years. Options outstanding under the 1996 Plan generally have a term of ten years.

1996 DIRECTOR OPTION PLAN

    Non-employee directors are entitled to participate in the Company's 1996 Director Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides that each non-employee director shall be granted, at the discretion of the Board of Directors, a nonstatutory option to purchase shares of Common Stock (the "First Option") upon the date such non-employee director first becomes a director. In addition, each non-employee director who has been a non-employee director for longer than six months will annually be granted, at the discretion of the Board of Directors, a nonstatutory option to purchase shares of Common Stock (a "Subsequent Option"). Each First Option and Subsequent Option will have a term expiring on the earlier of the tenth anniversary of the date of grant or twelve months after the date on which the optionee ends his or her service as a director. The vesting terms to both the First Option and the Subsequent Option shall be at the discretion of the Board of Directors. The exercise price for director options are comparable to options granted under the 1996 Plan described above.

                      INTELLIQUEST INFORMATION GROUP, INC.

10. STOCK OPTIONS (CONTINUED)

PIPELINE COMMUNICATIONS 1994 INCENTIVE STOCK OPTION PLAN

    The Company has reserved an aggregate of 50,000 shares of Common Stock for issuance under the Pipeline Communications 1994 Incentive Stock Options Plan (the "Pipeline Plan"). The Pipeline Plan provides for grants of options to the former employees of Pipeline Communications, Inc. (Note 2). The provisions of the Pipeline Plan are comparable to the provisions of the 1996 Plan as described above except that the vesting schedule is determined by the Board of Directors.

    The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income and net income per share would have been reflected by the following pro forma amounts for the years ended December 31, 1995 and 1996:

                                                                                   FOR THE YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1995         1996
                                                                                ----------  ------------
Net income                              As reported...........................  $  565,000  $  2,579,000
                                        Pro forma.............................  $  560,000  $  2,150,000
Primary net income per share            As reported...........................  $      .10  $        .36
                                        Pro forma.............................  $      .10  $        .31

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1995 and 1996:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                    1995            1996
                                                               --------------  ---------------
Dividend yield...............................................        --              --
Expected volatility..........................................        --                 59.84%
Risk-free rate of return.....................................           6.21%            6.25%
Expected life................................................      3.96 years       4.67 years

                      INTELLIQUEST INFORMATION GROUP, INC.

10. STOCK OPTIONS (CONTINUED)
    The following table summarizes activity under all Plans for each of the three years ended December 31, 1996 (share amounts in thousands):

                                                                 1994                      1995                     1996
                                                       ------------------------  ------------------------  ----------------------
                                                        WEIGHTED                  WEIGHTED                  WEIGHTED
                                                         AVERAGE                   AVERAGE                   AVERAGE
                                                        EXERCISE                  EXERCISE                  EXERCISE
                                                          PRICE       SHARES        PRICE       SHARES        PRICE      SHARES
                                                       -----------  -----------  -----------  -----------  -----------  ---------
Outstanding at the beginning of the year.............   $     .17           60    $     .83          140    $    1.02         215
  Granted............................................        1.04          111         1.30           90        20.14         300
  Exercised..........................................      --           --           --           --              .71         (71)
  Canceled...........................................         .14          (31)         .93          (15)         .51          (9)
                                                            -----          ---        -----        -----   -----------  ---------
Outstanding at the end of the year...................   $     .83          140    $    1.02          215    $   14.29         435
                                                            -----          ---        -----        -----   -----------  ---------
                                                            -----          ---        -----        -----   -----------  ---------
Options exercisable at year end......................   $     .21           23    $     .65           49    $    2.06          82
                                                            -----          ---        -----        -----   -----------  ---------
                                                            -----          ---        -----        -----   -----------  ---------
Weighted average fair value of options granted during
  the year...........................................                                          $     .32                $   11.12
                                                                                                   -----                ---------
                                                                                                   -----                ---------

                                   OPTIONS OUTSTANDING
                         ---------------------------------------                               OPTIONS EXERCISABLE
                                NUMBER          WEIGHTED-AVERAGE                     ----------------------------------------
RANGE OF EXERCISE           OUTSTANDING AT         REMAINING      WEIGHTED-AVERAGE   NUMBER EXERCISABLE AT  WEIGHTED-AVERAGE
PRICES                     DECEMBER 31, 1996    CONTRACTUAL LIFE   EXERCISE PRICE      DECEMBER 31, 1996     EXERCISE PRICE
-----------------------  ---------------------  ----------------  -----------------  ---------------------  -----------------
$.14-$.23..............               51             7.1 years        $     .14                   34            $     .14
$.40-$1.38.............               73                   7.9              .78                   37                  .65
$2.32-$9.26............               12                   7.8             9.14                    2                 8.59
$13.89-$17.00..........               74                   7.3            16.10                    9                13.89
$20.00-$25.63..........              225                   9.1            21.54                   --                   --
                                     ---              --------           ------                  ---               ------
$.14-$25.63............              435             8.3 years        $   14.29                   82            $    2.06
                                     ---              --------           ------                  ---               ------
                                     ---              --------           ------                  ---               ------

    Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the stock option plan, upon their departure from the Company. In connection with options issued during 1995, the Company is recognizing compensation expense totaling $68,000 over the vesting period.

OTHER STOCK OPTION GRANTS

    IntelliQuest Communications had previously issued stock options and warrants to non-employees. IntelliQuest Communications' options and warrants outstanding as of December 31, 1995 were converted into options to purchase 20,641 shares of IntelliQuest common stock upon the acquisition of IntelliQuest Communications.

1996 EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved an aggregate of 100,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 15% of their compensation provided that

                      INTELLIQUEST INFORMATION GROUP, INC.

10. STOCK OPTIONS (CONTINUED)
no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP has been implemented as a series of successive six-month offering periods, the first of which commenced on July 1, 1996. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market of the Common Stock on the first and last day of each offering period. Shares of common stock granted under the ESPP totaled 2,247 for the year ended December 31, 1996.

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 1996:

                                                                        FOR THE YEAR
                                                                           ENDED
                                                                        DECEMBER 31,
                                                                            1996
                                                                        ------------
Dividend yield........................................................       --
Expected volatility...................................................         59.84%
Risk-free rate of return..............................................          5.52%
Expected life.........................................................            .5years
Weighted-average fair value of purchase rights granted................  $       5.73

11. EMPLOYEES' SAVINGS PLAN

    The Company's 401(k) Savings and Retirement Plan is a defined contribution retirement plan with a cash or deferred arrangement as described in Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All employees of the Company are eligible to participate in the 401(k) Plan after approximately one year of employment. The 401(k) Plan provides that each participant make elective contributions from 1% to 15% of his or her compensation, subject to statutory limits. Under the terms of the 401(k) Plan, allocation of the matching contribution is integrated with Social Security, in accordance with applicable nondiscrimination rules under the Code. The Company made matching contributions in the amount of $5,000, $30,000 and $10,000 in 1994, 1995 and 1996,
respectively.

12. SIGNIFICANT CLIENTS AND CREDIT RISKS

    The Company has relied on a limited number of key customers for the majority of its revenues. In addition, there has been significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. The loss of one or more of the Company's large customers or a significant reduction of business from such customers, regardless of the reason, would have a material adverse effect on the Company.

    Revenues from certain significant clients are, as follows:

                                                                            1994         1995         1996
                                                                            -----        -----        -----
Client 1...............................................................         11%          15%          11%
Client 2...............................................................          8%          11%          19%
Client 3...............................................................         12%           5%           4%

                      INTELLIQUEST INFORMATION GROUP, INC.

12. SIGNIFICANT CLIENTS AND CREDIT RISKS (CONTINUED)
    Additionally, at December 31, 1994 and 1995, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                                                                                    1995         1996
                                                                                    -----        -----
Client 1.......................................................................         23%          17%
Client 2.......................................................................         20%          14%

    The Company sells its products to various companies in technology and publication industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Neither the reserves established nor the losses incurred have been material.

13. GEOGRAPHIC DATA

    Revenue includes export sales to unaffiliated non-U.S. customers and to unaffiliated U.S. customers commissioning information-gathering services abroad, generally on behalf of their foreign subsidiaries. The Company defines "Europe Sales" as revenues attributable to information gathering services provided in Western Europe and "Other International Sales" as revenues attributable to all other areas located outside of the United States.

    Summarized revenue information by geographic location is as follows (in thousands):

                                                                     1994       1995       1996
                                                                   ---------  ---------  ---------
Europe...........................................................  $   2,558  $   3,817  $   6,530
Other International..............................................        210      1,060      1,354
                                                                   ---------  ---------  ---------
                                                                   $   2,768  $   4,877  $   7,884
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

14. SUBSEQUENT EVENT-ACQUISITION-ZONA (UNAUDITED)

    In February 1997, IntelliQuest completed a merger with Zona Research, Inc. ("Zona"), which became a wholly-owned subsidiary of IntelliQuest. A total of 250,000 shares of IntelliQuest common stock were exchanged for all the outstanding shares of common stock of Zona. The merger will be accounted for under the pooling of interests method and, accordingly, historical financial statement data in future reports will be restated to include Zona data. The following unaudited pro forma data summarizes the combined

                      INTELLIQUEST INFORMATION GROUP, INC.

14. SUBSEQUENT EVENT-ACQUISITION-ZONA (UNAUDITED) (CONTINUED) results of operations of IntelliQuest and Zona as though the merger had occurred at the beginning of fiscal 1994.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1994        1995        1996
                                                           ---------  ----------  ----------
Revenues
  IntelliQuest...........................................  $  13,989  $   19,114  $   26,452
  Zona (unaudited).......................................        579         623       1,936
                                                           ---------  ----------  ----------
  Pro forma combined.....................................  $  14,568  $   19,737  $   28,388
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
Net income (loss)
  IntelliQuest...........................................  $    (289) $      565  $    2,579
  Zona (unaudited).......................................        (17)        (21)       (145)
                                                           ---------  ----------  ----------
Pro forma combined.......................................  $    (306) $      544  $    2,434
                                                           ---------  ----------  ----------
                                                           ---------  ----------  ----------
Pro forma earnings per share.............................             $      .09  $      .33
                                                                      ----------  ----------
                                                                      ----------  ----------
Pro forma weighted average shares outstanding............              5,776,000   7,317,000
                                                                      ----------  ----------
                                                                      ----------  ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this Form 10-K by reference to the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 15, 1997, under the heading "Proposal One--Election of Directors--Nominees".

    For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this Form 10-K.

    None of the Company's directors or officers has any family relationship with any other director or officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation and related matters set forth in the Company's definitive Proxy Statement for the Company's Annual meeting of Stockholders, currently scheduled for May 15, 1997, under the section entitled "Executive Compensation and Other Matters," and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning shares of Common Stock of the Company beneficially owned by management and others is set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 15, 1997, under the section entitled "Record Date and Principal Share Ownership" and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 15, 1997, under the section entitled "Executive Compensation and Other Matters."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      INTELLIQUEST INFORMATION GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.............................................         30

Consolidated Balance Sheet....................................................         31

Consolidated Statement of Operations..........................................         32

Consolidated Statement of Common Stockholders' Equity (Deficit)...............         33

Consolidated Statement of Cash Flows..........................................         34

Notes to Consolidated Financial Statements....................................         35

3.  EXHIBITS

     3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant.

     3.2 (1) Amended and Restated Bylaws of the Registrant.

     4.1 (1) Form of Registrant's Common Stock Certificate.

    10.1 (1) Form of Idemnification Agreement entered into by the Registrant with each of its directors and executive officers.

    10.2 (1) Amended 1993 IQI Corp. Stock Option Plan and related agreements.

    10.3 (2) 1996 Stock Plan and related agreements.

    10.4 (1) 1996 Employee Stock Purchase Plan and related agreements.

    10.5 (2) 1996 Director Option Plan and related agreement.

    10.6 (1) Stock Purchase Agreement among the Registrant and certain securityholders of the Company, dated as of May 28, 1993.

    10.7 (1) Loan and Security Agreement, between the Company and Silicon Valley Bank, dated September 24, 1993, as amended and with exhibits.

    10.8 (1) Lease Agreement between the Company and JMB Group Trust III, dated September
               15, 1992, as amended.

    10.9     Registration Rights Agreement, dated February 25, 1997, by and among the
               Company and the former shareholders of Pipeline Communications, Inc. and
               Zona Research, Inc.

    10.10    1997 Supplemental Option Plan and related agreement

    11.1     Statement of computation of earnings per share.

    21.1     Subsidiaries of the Registrant.

    23.2     Consent of Price Waterhouse LLP, independent accountants.

    24.1     Power of Attorney (see page 53).

    27.1     Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00844), as amended, declared effective March 21, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-12547), as amended, declared effective October 17, 1997.

(b) Reports on Form 8-K for the quarter ended December 31, 1996.

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTELLIQUEST INFORMATION GROUP, INC.

                                By:               /s/ PETER ZANDAN
                                     -----------------------------------------
                                                   (Peter Zandan)
Dated: March 28, 1997                   CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Peter Zandan, Brian Sharples, and James Schellhase, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ PETER ZANDAN
------------------------------  Chairman and Chief            March 28, 1997
        (Peter Zandan)            Executive Officer

     /s/ JAMES SCHELLHASE       Chief Operating Officer,
------------------------------    Chief Financial Officer,    March 28, 1997
      (James Schellhase)          Secretary and Director

      /s/ BRIAN SHARPLES
------------------------------  President, Director           March 28, 1997
       (Brian Sharples)

       /s/ WILLIAM WOOD
------------------------------  Director                      March 28, 1997
        (William Wood)

        /s/ LEE WALKER
------------------------------  Director                      March 28, 1997
         (Lee Walker)

                                 EXHIBIT INDEX

  EXHIBIT
    NO.       DESCRIPTION
------------  -------------------------------------------------------------------------------------------------
     3.1 (1)  Amended and Restated Certificate of Incorporation of the Registrant.

     3.2 (1)  Amended and Restated Bylaws of the Registrant.

     4.1 (1)  Form of Registrant's Common Stock Certificate.

    10.1 (1)  Form of Idemnification Agreement entered into by the Registrant with each of its directors and executive officers.

    10.2 (1)  Amended 1993 IQI Corp. Stock Option Plan and related agreements.

    10.3 (2)  1996 Stock Plan and related agreements.

    10.4 (1)  1996 Employee Stock Purchase Plan and related agreements.

    10.5 (2)  1996 Director Option Plan and related agreement.

    10.6 (1)  Stock Purchase Agreement among the Registrant and certain securityholders of the Company, dated as of May 28, 1993.

    10.7 (1)  Loan and Security Agreement, between the Company and Silicon Valley Bank, dated September 24,
                1993, as amended and with exhibits.

    10.8 (1)  Lease Agreement between the Company and JMB Group Trust III, dated September 15, 1992, as amended.

    10.9      Registration Rights Agreement, dated February 25, 1997, by and among the Company and the former shareholders of Pipeline Communications, Inc. and Zona Research, Inc.

    10.10     1997 Supplemental Option Plan and related agreement

    11.1      Statement of computation of earnings per share.

    21.1      Subsidiaries of the Registrant.

    23.2      Consent of Price Waterhouse LLP, independent accountants.

    24.1      Power of Attorney (see page 53).

    27.1      Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00844), as amended, declared effective March 21, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-12547), as amended, declared effective October 17, 1997.