Form 10-Q
period 1997-03-31
INTELLIQUEST INFORMATION GROUP INC
filed 1997-05-15
CIK 1007083

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
    (Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934

         For the quarter ended:  March 31, 1997

                                         or

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ------------ to ------------.


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

                           _________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       OUTSTANDING AT APRIL 30, 1997
     Common Stock, $.0001 par value                    8,345,766

                     INTELLIQUEST INFORMATION GROUP, INC.
                                    INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheet
               March 31, 1997 (unaudited) and December 31, 1996             3

               Condensed Consolidated Statement of Operations (unaudited)
               Three months ended March 31, 1997 and 1996                   4

               Condensed Consolidated Statement of Cash Flows (unaudited)
               Three months ended March 31, 1997 and 1996                   5

               Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                             14

    Item 2.  Changes in Securities                                         14

    Item 3.  Defaults Upon Senior Securities                               14

    Item 4.  Submission of Matters to a Vote of Security Holders           14

    Item 5.  Other Information                                             14

    Item 6.  Exhibits and Reports on Form 8-K                              14

    Signatures                                                             15

PART I.  FINANCIAL INFORMATION
    Item 1.  Condensed Consolidated Financial Statements


                     INTELLIQUEST INFORMATION GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                      -----------   ------------
                                                      (UNAUDITED)

                       ASSETS

Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . .   $ 1,544       $   734
  Short-term investments. . . . . . . . . . . . . . .    47,941        51,152
  Accounts receivable, net. . . . . . . . . . . . . .     7,949         6,636
  Unbilled revenues . . . . . . . . . . . . . . . . .     2,023         2,651
  Projects in process . . . . . . . . . . . . . . . .     1,010            98
  Prepaid expenses and other assets . . . . . . . . .       531           324
                                                        -------       -------
  Total current assets. . . . . . . . . . . . . . . .    60,998        61,595
  Furniture and equipment, net. . . . . . . . . . . .     2,853         2,396
  Other assets. . . . . . . . . . . . . . . . . . . .       287           291
                                                        -------       -------
      Total assets. . . . . . . . . . . . . . . . . .   $64,138       $64,282
                                                        -------       -------
                                                        -------       -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .   $ 2,029       $ 1,930
  Accrued liabilities . . . . . . . . . . . . . . . .     1,598         1,795
  Deferred revenues . . . . . . . . . . . . . . . . .     2,734         2,800
  Other current liabilities . . . . . . . . . . . . .        67           253
                                                        -------       -------
      Total current liabilities . . . . . . . . . . .     6,428         6,778
Obligations under capital leases and deferred rent. .        36           302
                                                        -------       -------
      Total liabilities . . . . . . . . . . . . . . .     6,464         7,080
                                                        -------       -------

Preferred stock, $.0001 par value, 1,000,000 shares
  authorized, no shares issued or outstanding . . . .        --            --
Common Stockholders' Equity:
  Common stock, $.0001 par value, 30,000,000 shares
    authorized, 8,346,000 and 8,332,000 shares
    issued and outstanding, respectively. . . . . . .         1             1
  Capital in excess of par value. . . . . . . . . . .    58,291        58,362
  Deferred compensation . . . . . . . . . . . . . . .       (45)          (47)
  Other . . . . . . . . . . . . . . . . . . . . . . .       (17)           25
  Accumulated deficit . . . . . . . . . . . . . . . .      (556)       (1,139)
                                                        -------       -------
      Total common stockholders' equity . . . . . . .    57,674        57,202
                                                        -------       -------
      Total liabilities and stockholders' equity. . .   $64,138       $64,282
                                                        -------       -------
                                                        -------       -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                  THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
Revenues:
  Continuous services . . . . . . . . . . . . .      $6,529           $3,850
  Other services. . . . . . . . . . . . . . . .         955              564
                                                     ------           ------
  Total revenues. . . . . . . . . . . . . . . .       7,484            4,414

Operating expenses:
  Costs of revenues . . . . . . . . . . . . . .       3,957            1,878
  Sales, general and administrative . . . . . .       2,717            1,561
  Product development . . . . . . . . . . . . .         409              608
  Depreciation and amortization . . . . . . . .         213              151
                                                     ------           ------
  Total operating expenses. . . . . . . . . . .       7,296            4,198
                                                     ------           ------

Operating income. . . . . . . . . . . . . . . .         188              216

Interest income, net. . . . . . . . . . . . . .         463               20
                                                     ------           ------
Income before income taxes. . . . . . . . . . .         651              236
Provision for income taxes. . . . . . . . . . .          68               79
                                                     ------           ------
Net income. . . . . . . . . . . . . . . . . . .      $  583           $  157
                                                     ------           ------
                                                     ------           ------

Net income per share. . . . . . . . . . . . . .      $  .07           $  .03
Weighted average shares outstanding . . . . . .       8,328            5,974


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                  THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . .    $    583          $   157
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization . . . . . .         213              168
      Bad debt expense. . . . . . . . . . . . .          25               29
      Loss on disposal. . . . . . . . . . . . .          30               --
      Deferred compensation . . . . . . . . . .           2                4
Net changes in assets and liabilities:
      Accounts receivable and unbilled
        revenues. . . . . . . . . . . . . . . .        (710)             253
      Prepaid expenses and other assets . . . .        (207)             (55)
      Projects in process . . . . . . . . . . .        (912)            (855)
      Accounts payable and accrued expenses . .         (99)             186
      Deferred revenues . . . . . . . . . . . .         (66)             323
      Other . . . . . . . . . . . . . . . . . .         161               (9)
                                                   --------          -------
  Net cash provided by (used in) operating
    activities. . . . . . . . . . . . . . . . .        (980)             201
                                                   --------          -------
Cash flows from investing activities:
  Purchases of short-term investments . . . . .     (76,108)              --
  Sales and maturities of short-term
    investments . . . . . . . . . . . . . . . .      79,164               --
  Purchases of equipment and leasehold
    improvements. . . . . . . . . . . . . . . .        (700)            (422)
  Other . . . . . . . . . . . . . . . . . . . .         (42)            (124)
                                                   --------          -------
    Net cash provided by (used in) investing
      activities. . . . . . . . . . . . . . . .       2,314             (546)
                                                   --------          -------
Cash flows from financing activities:
  Proceeds from issuance of stock, net. . . . .          53           25,787
  Offering costs. . . . . . . . . . . . . . . .        (124)              --
  Borrowings under line of credit . . . . . . .       2,029               59
  Repayments under line of credit . . . . . . .      (2,216)              --
  Other . . . . . . . . . . . . . . . . . . . .        (266)             (17)
                                                   --------          -------
    Net cash provided by (used in)
      financing activities. . . . . . . . . . .        (524)          25,829
                                                   --------          -------
  Net increase in cash and equivalents. . . . .         810           25,484
  Cash and equivalents at the beginning of the
    period. . . . . . . . . . . . . . . . . . .         734            1,678
                                                   --------          -------
  Cash and equivalents at the end of the
    period. . . . . . . . . . . . . . . . . . .      $1,544          $27,162
                                                   --------          -------
Supplemental cash flow disclosures:
  Interest paid . . . . . . . . . . . . . . . .          13                3
  Property and equipment acquired under capital
    leases. . . . . . . . . . . . . . . . . . .           0               47
  Taxes paid. . . . . . . . . . . . . . . . . .         435              230


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information to technology companies.

    In February 1997, the Company merged with Zona Research, Inc. ("Zona"), a privately held company. See Note 2.

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of March 31, 1997 and the results of the Company's operations and its cash flows for the three-month periods ended March 31, 1997 and 1996. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

2.  ACQUISITIONS

    In February 1997, IntelliQuest completed a merger with Zona in which Zona became a wholly-owned subsidiary of IntelliQuest. A total of 250,000 shares of IntelliQuest common stock were exchanged for all the outstanding shares of common stock of Zona. The transaction was accounted for as a pooling of interests and, therefore, all prior period financial statements have been restated as if the acquisition took place at the beginning of such periods.

    Separate results of operations for the periods prior to the acquisition with Zona are as follows (in thousands):



                                FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE THREE     FOR THE THREE
                                   ENDED           ENDED           ENDED         MONTHS ENDED      MONTHS ENDED
                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MARCH 31, 1997    MARCH 31, 1996
                                    1994            1995            1996         (UNAUDITED)       (UNAUDITED)
                                ------------    ------------    ------------    --------------    --------------
Revenues
  IntelliQuest. . . . . . . . .   $13,989         $19,114         $26,452          $7,035             $4,099
  Zona (unaudited). . . . . . .       579             623           1,936             449                315
                                  -------         -------         -------          ------             ------
Combined. . . . . . . . . . . .   $14,568         $19,737         $28,388          $7,484             $4,414
Net Income (loss)
  IntelliQuest. . . . . . . . .   $  (289)        $   565         $ 2,579          $  774             $  102
  Zona (unaudited). . . . . . .       (17)            (21)           (370)           (191)                55
                                  -------         -------         -------          ------             ------
Combined. . . . . . . . . . . .   $  (306)        $   544         $ 2,209          $  583             $  157


3.  NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). FAS
    No. 128 provides new guidance on the computation of earnings per share. The Company will adopt the statement in the fourth quarter of 1997, as required. The Company does not anticipate that the adoption of FAS No. 128 will have a material effect on Earnings per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS THE RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS."

OVERVIEW

    IntelliQuest Information Group, Inc. (the "Company") is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. The Company provides timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company also licenses custom proprietary software applications and associated services to technology manufacturers for customer registration.

    The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products. The Company's renewable subscription-based product revenues are substantially derived from three product families: IntelliTrack IQ, the Computer Industry Media Study ("CIMS") and Internet-related products. IntelliTrack IQ is a collection of fourteen distinct product modules covering a variety of technologies and geographic markets. This study targets all relevant customer segments including non-users as well as users. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Internet-related products include a variety of reports and subscription-based services providing information related to the Internet and intranet markets based upon quantitative data and market observations. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer information products. The proprietary recurring tracking studies provide the customer with longitudinal information for tracking designated metrics over a continuous period of time. Revenues from the customer information products are derived from a variety of sources including proprietary customer registration products and proprietary customer satisfaction products.

    The Company's other revenues are composed of proprietary research and conferences. Traditional proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods. The Company hosts various conferences which provide forums for presentation and discussion of technology related issues.

    In February 1997, the Company acquired Zona Research, Inc. ("Zona"), a privately held company that provides in-depth analysis and assessment of the Internet and intranet markets based upon factual market data and observations. The transaction was accounted for as a pooling of interests; thus the Company's results of operations as discussed herein include those of Zona and all periods presented have been restated.

RESULTS OF OPERATIONS

    TOTAL REVENUES. Total revenues increased from $4.4 million to $7.5 million for the quarters ended March 31, 1996 and 1997, respectively. This growth represents a 69.6% increase for the three-month period ended
March 31, 1997 from the comparable 1996 period. Revenues from continuous services increased 69.6% to $6.5 million during the three months ended
March 31, 1997 from $3.9 million for the same period in 1996 due primarily to new sales of customer information products as well as increased demand for proprietary recurring tracking products. Other revenues increased 69.3% to $955,000 for the three months ended March 31, 1997 from $564,000 for the first quarter of 1996, due primarily to growth in customer demand for the Company's Technology Panel research. Revenues attributable to international market research increased 93.4% to $2.7 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996 representing 36% and 32% of total revenues over each respective period. The quarter to quarter percentage increase in international revenues is primarily due to an overall increase in the level of international activity. However, due to the timing of the dramatic growth in international customer information product revenues during 1996, the quarter to quarter percentage increase is unusually high.

    COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues for the first quarter of 1997 increased 110.7% to $4.0 million, from $1.9 million in the first quarter of 1996. Costs of revenues increased as a percentage of total revenues from 42.6% to 52.9% for the quarters ended March 31, 1996 and 1997. This increase was due to increases in customer information product revenues quarter over quarter which yield higher costs of revenues as a percentage of total revenues than other product lines as well as a delay in the closure of a material IntelliTrack contract.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses for the first quarter of 1997 increased 74.1% to $2.7 million, from $1.6 million in the first quarter of 1996. As a percentage of total revenues, sales, general and administrative expenses increased slightly to 36.3% for the first quarter of 1997 from 35.4% for the first quarter of 1996 The aggregate dollar and percentage increases were the result of several items including additional expenses associated with becoming a public company, the acquisition of Zona, as well as expansion of the Company's United Kingdom facilities. Acquisition costs expensed during the first quarter 1997 were $137,000.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of several new products. Product development expenses were $409,000 and $608,000 for the three months ended March 31, 1997 and 1996, respectively. As a percentage of total revenues, product development expenses represented 5.5% and 13.8% for the first quarters of 1997 and 1996. In the first quarter of 1996 the Company's product development expenses consisted
primarily of costs to develop the Technology Panel.   Product development in
the first quarter of 1997 focused on expansion of completed proprietary customer information and syndicated projects which were less cost intensive than the Company's 1996 projects.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 41.1% from $151,000 to $213,000 for the quarters ended March 31, 1996 and 1997, respectively. This increase was principally due to computer equipment and purchases of advanced data delivery alternatives to improve communications and data processing systems required to support business growth and international expansion.

    INCOME TAXES. Provision for income taxes as a percentage of income before income taxes represents 10.4% for the quarter ended March 31, 1997. This rate is below the Company's combined federal and state income tax rates due to a combination of two factors. First, the net proceeds from the Company's initial and follow-on public offerings in 1996 have typically been invested in tax-free investments. Also, the Company did not record tax expense on earnings which offset prior period losses for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company had cash of $1.5 million, short term investments of $47.9 million and working capital of $54.6 million.

    During the three months ended March 31, 1997, the Company used $1.0 million in operating activities while it generated $201,000 during the same period last year. This decrease in cash flow from operations was primarily due to the timing of costs incurred in advance of sales on certain projects as well as the timing of collection of accounts receivable. Although the Company's increased earnings provided an increase in cash flow, an increase in accounts receivable and unbilled receivables, which resulted from typical billing activity as discussed below, caused an offsetting decrease in cash flow.

    Pursuant to billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of March 31, 1997 and 1996, the Company had $2.7 million and $1.6 million of deferred revenues respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of March 31, 1997 and 1996, the Company had $2.0 million and $1.0 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

    For the three months ended March 31, 1996 net cash used in investing activities primarily for the purchase of fixed assets was $546,000. During the first quarter 1997, net cash provided by short term investments in the amount of $3.1 million was utilized primarily in operating activities as described above. During the first quarter of 1997 the Company invested $700,000 in equipment, furniture and internally developed software.

    Financing activities provided cash of $25.8 million in the first quarter of 1996. The increased cash flow during this period was generated by net proceeds from the Company's initial public offering that closed in March 1996. During the first quarter of 1997 the Company used a net $524,000 in financing activities, primarily for repayments of the line of credit, a note payable to a related party and capital lease obligations.

    The Company maintains a $3 million revolving bank line of credit to fund cash requirements from time to time. Borrowings under such line of credit bear interest at a rate per annum equal to the prime rate and are subject to compliance by the Company with certain financial covenants. At March 31, 1997, the Company was in compliance with all such covenants and there was no amount outstanding under such line of credit. The line of credit matures on November 21, 1997.

    The Company believes that the cash flows from operations, together with existing cash balances, short term investments and the line of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Beyond that time, if cash flows from operations and available borrowing from the line of credit are not sufficient to satisfy its financing needs, the Company may seek additional funding through the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.

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

    DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS. In 1996, 84% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. At March 31, 1997, one material contract which the Company had expected to be renewed in the first quarter had not yet been renewed. While the Company expects this contract to be renewed in the second quarter, to the extent that other customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high-quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results.

     FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. The Company expects that revenues from customer registration products will continue to increase during the remainder of 1997. However, such revenues are primarily a function of the timing of customer shipments, which can be difficult to forecast and over which the Company has no control. Any delay in customer orders for the Company's customer registration products, or a decrease in orders due to adoption by customers of custom software applications, could have a material adverse effect on the Company's future operating results. Substantially all revenues and expenses attributable to the Company's CIMS product for a particular year are recognized when the final study is completed and delivered, usually in the third quarter of that year. Delay in delivering the final study in any given year could postpone recognition of such revenues and expenses until the fourth quarter of such year, which would materially affect operating results for such third and fourth quarters. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which tends to reduce the Company's third quarter gross margin below that of other quarters. Many of the Company's customers operate in industry segments that are becoming increasingly seasonal as technology vendors have increased their focus on consumer markets, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of such customers. This may translate into seasonal demand for the Company's products, particularly the customer registration products. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the timing of orders from customers, the size and timing of orders for customer registration products, response rates on customer registration products, delays in development and customer acceptance of custom software applications, product or panel development expenses, new product or service introductions or announcements by the Company or its competitors, levels of market acceptance for new products and services, the hiring and training of additional staff and customer demand for market research, as well as general economic conditions. Because a significant portion of the Company's overhead is fixed in the short term and because spending commitments must be made in advance of revenue commitments by customers, the Company's results of operations may be materially adversely affected in any particular quarter if revenues fall below the Company's expectations. These factors, among others, make it likely that in some future quarter the Company's operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of the Company's common stock.

    COMPETITION. Overall, the technology-focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer registration software (such as KAO Infosystems Company) as well as vendors' own customer registration software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as A.C. Nielsen Company, NFO Research, Inc., Information Resources Inc. and The NPD Group, Inc.); and (iii) analyst-based, general business consulting. Although only a few of these competitors have to date offered survey-based, technology-focused market research that competes directly with the Company's products and services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer registration products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop Internet-based information collection tools. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results.

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

    MANAGEMENT OF GROWTH; POSSIBLE ACQUISITIONS. Since inception, the Company's growth has placed significant demands on the Company's management, administrative, operational and financial resources. In order to manage its growth, the Company will need to continue to implement and improve its operational, financial and management information systems and continue to expand, motivate and effectively manage an evolving and expanding workforce. If the Company's management is unable to effectively manage under such circumstances, the quality of the Company's products, its ability to retain key personnel and its results of operations could be materially adversely affected. Furthermore, there can be no assurance that the Company's business will continue to expand. The Company's growth could be adversely affected by reductions in customers' spending on market research or customer registration products, increased competition, possible pricing pressures and other general economic trends. Although market research expenditures by technology companies have increased in recent years as such companies have adopted certain marketing strategies traditionally utilized by consumer goods manufacturers, there can be no assurance that this trend will continue or that technology companies will continue to rely on externally-generated market research to enhance the marketing of their products.

    The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. As part of this strategy, the Company acquired IntelliQuest Communications Inc. in May 1996 and Zona Research Inc. ("Zona") in February 1997. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that the integration of the IntelliQuest Communications acquisition, the Zona acquisition, or any possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 20.2%, 28.3% and 27.8%, respectively, of the Company's revenues for 1994, 1995 and 1996. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near-term results of operations. Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
                10.8.1  Amendment To Lease dated September 18th 1996
                10.8.2  Amendment To Lease dated January 17th 1997
                11.1    Statement re: computation of per share earnings.
         (b)  Reports on Form 8-K
         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED  May 15, 1997

                                  IntelliQuest Information Group, Inc.
                                  (Registrant)



                             By:  /s/ Susan Georgen-Saad
                                  ------------------------------------
                                  Susan Georgen-Saad
                                  Chief Financial Officer