Form 10-Q
period 1997-06-30
INTELLIQUEST INFORMATION GROUP INC
filed 1997-08-14
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended: June 30, 1997

                                       or

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at July 31, 1997
   Common Stock, $.0001 par value                         8,355,541

                      INTELLIQUEST INFORMATION GROUP, INC.
                                      INDEX

                                                                        Page No.

Part I.  Financial Information

       Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheet
                  June 30, 1997 (unaudited) and December 31, 1996             3

                  Condensed Consolidated Statement of Operations (unaudited)
                  Three months ended June 30, 1997 and 1996                   4

                  Condensed Consolidated Statement of Operations (unaudited)
                  Six months ended June 30, 1997 and 1996                     5

                  Condensed Consolidated Statement of Cash Flows (unaudited)
                  Six months ended June 30, 1997 and 1996                     6

                  Notes to Consolidated Financial Statements                  7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9

Part II.  Other Information

       Item 1.  Legal Proceedings                                             17

       Item 2.  Changes in Securities                                         17

       Item 3.  Defaults Upon Senior Securities                               17

       Item 4.  Submission of Matters to a Vote of Security Holders           17

       Item 5.  Other Information                                             17

       Item 6.  Exhibits and Reports on Form 8-K                              17

       Signatures                                                             18

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                          June 30,   December 31,
                                                                            1997         1996
                                                                            ----         ----
                                                                        (unaudited)

                                    ASSETS
Current assets:
   Cash and equivalents................................................  $  2,777   $    734
   Short-term investments .............................................    47,393     51,152
   Accounts receivable, net ...........................................     6,737      6,636
   Unbilled revenues ..................................................     1,936      2,651
   Projects in process ................................................     2,320         98
   Prepaid expenses and other assets ..................................       398        324
                                                                         --------   --------
       Total current assets ...........................................    61,561     61,595
   Furniture and equipment, net .......................................     3,479      2,396
   Other assets .......................................................       295        291
                                                                         --------   --------
       Total assets ...................................................  $ 65,335   $ 64,282
                                                                         ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...................................................  $  1,799   $  1,930
   Accrued liabilities ................................................     1,373      1,795
   Deferred revenues ..................................................     3,513      2,800
   Other current liabilities ..........................................        51        253
                                                                         --------   --------
       Total current liabilities ......................................     6,736      6,778
Obligations under capital leases and deferred rent ....................        13        302
                                                                         --------   --------
       Total liabilities ..............................................     6,749      7,080
                                                                         --------   --------

Common Stockholders' Equity:
   Common stock, $.0001 par value, 30,000,000 shares authorized,
   8,350,000 and 8,332,000 shares  issued and outstanding, respectively         1          1
   Capital in excess of par value .....................................    58,347     58,362
   Deferred compensation ..............................................       (40)       (47)
   Other ..............................................................        20         25
   Accumulated deficit ................................................       258     (1,139)
                                                                         --------   --------
       Total common stockholders' equity ..............................    58,586     57,202
                                                                         --------   --------
       Total liabilities and stockholders' equity .....................  $ 65,335   $ 64,282
                                                                         ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three months    Three months
                                                     Ended           Ended
                                                  June 30, 1997   June 30, 1996
                                                  -------------   -------------

Revenues:
   Continuous services .........................      $6,222          $3,711
   Other services ..............................       1,295           1,572
                                                      ------          ------
   Total revenues ..............................       7,517           5,283

Operating expenses:
   Costs of revenues ...........................       4,050           2,199
   Sales, general and administrative ...........       2,046           1,782
   Product development .........................         602           1,085
   Depreciation and amortization ...............         232             174
                                                      ------          ------
   Total operating expenses ....................       6,930           5,240
                                                      ------          ------

Operating income ...............................         587              43

Interest income, net ...........................         447             235
                                                      ------          ------
Income before income taxes .....................       1,034             278
Provision for income taxes .....................         220              74
                                                      ------          ------
Net income .....................................      $  814          $  204
                                                      ======          ======

Net income per share ...........................      $  .10          $  .03
Weighted average shares outstanding ............       8,560           7,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Six months      Six months
                                                      Ended            Ended
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------

Revenues:
   Continuous services .........................     $12,751           $7,561
   Other services ..............................       2,250            2,136
                                                     -------           ------
   Total revenues ..............................      15,001            9,697

Operating expenses:
   Costs of revenues ...........................       8,007            4,077
   Sales, general and administrative ...........       4,763            3,343
   Product development .........................       1,011            1,693
   Depreciation and amortization ...............         445              325
                                                     -------           ------
   Total operating expenses ....................      14,226            9,438
                                                     -------           ------

Operating income ...............................         775              259

Interest income, net ...........................         910              255
                                                     -------           ------
Income before income taxes .....................       1,685              514
Provision for income taxes .....................         288              153
                                                     -------           ------
Net income .....................................     $ 1,397           $  361
                                                     =======           ======

Net income per share ...........................     $   .17           $  .05
Weighted average shares outstanding ............       8,444            6,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Six Months         Six Months
                                                                   Ended             Ended
                                                              June 30, 1997      June 30, 1996
                                                              -------------      -------------

Cash flows from operating activities:
   Net income ..............................................  $  1,397              $    361
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization .........................       421                  369
     Bad debt expense ......................................        30                   60
     Loss on disposal ......................................        30                    0
     Deferred compensation .................................         7                    7
Net changes in assets and liabilities:
     Accounts receivable and unbilled revenues .............       584                 (676)
     Prepaid expenses and other assets .....................       (74)                (163)
     Projects in process ...................................    (2,222)              (1,791)
     Accounts payable and accrued expenses .................      (553)                 646
     Deferred revenues .....................................       713                1,352
     Other .................................................       193                  (98)
                                                              --------             --------
   Net cash provided by operating activities ...............       526                   67
                                                              --------             --------

Cash flows from investing activities:
   Purchases of short-term investments .....................   (96,622)             (56,350)
   Sales and maturities of short-term investments ..........   100,140               30,907
   Purchases of equipment and leasehold improvements .......    (1,534)                (819)
   Other ...................................................         0                 (112)
                                                              --------             --------
       Net cash provided by (used in) investing activities .     1,984              (26,374)
                                                              --------             --------

Cash flows from financing activities:
   Proceeds from issuance of stock, net ....................       (15)              25,787
   Borrowings under line of credit .........................     2,265                    0
   Repayments under line of credit .........................    (2,451)                   0
   Other....................................................      (266)                  12
                                                              --------             --------
       Net cash provided by (used in) financing
        activities .........................................      (467)              25,799
                                                              --------             --------

   Net increase (decrease) in cash and equivalents .........     2,043                 (508)
   Cash and equivalents at the beginning of the period .....       734                1,676
                                                              --------             --------
   Cash and equivalents at the end of the period ...........  $ 2,777              $  1,168
                                                              --------             --------
                                                              --------             --------

Supplemental cash flow disclosures:
   Interest paid ...........................................        18                    9
   Property and equipment acquired under capital leases ....         0                    0
   Taxes paid ..............................................       567                  391

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

      In February 1997, the Company merged with Zona Research, Inc. ("Zona"), a privately held company. See Note 2.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of June 30, 1997 and the results of the Company's operations and its cash flows for the six-month periods ended June 30, 1997 and 1996. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

      Separate results of operations for the periods prior to the acquisition of Zona are as follows (in thousands):

                               For the Year   For the Year    For the Year    For the Three   For the Three
                                  Ended          Ended           Ended        Months Ended     Months Ended
                               December 31,   December 31,    December 31,      March 31,        March 31,
                                   1994           1995            1996            1997             1996
                               -----------    ------------    ------------    -------------   -------------
                                                                               (Unaudited)     (Unaudited)
Revenues
   IntelliQuest .............    $ 13,989       $ 19,114        $ 26,452        $ 7,035           $4,099
   Zona (unaudited)..........         579            623           1,936            449              315
                                 --------       --------        --------        -------           ------
Combined ....................    $ 14,568       $ 19,737        $ 28,388        $ 7,484           $4,414
Net Income (loss)
   IntelliQuest .............    $   (289)      $    565        $  2,579        $   774           $  102
   Zona (unaudited)..........         (17)           (21)           (370)          (191)              55
                                 --------       --------        --------        -------           ------
 Combined ...................    $   (306)      $    544        $  2,209        $   583           $  157

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

      The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products. The Company's renewable subscription-based product revenues are substantially derived from three product families: IntelliTrack IQ, the Computer Industry Media Study ("CIMS") and Internet-related products. IntelliTrack IQ is a collection of fifteen distinct product modules covering a variety of technologies and geographic markets, which targets all relevant customer segments including non-users as well as users. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Internet-related products include a variety of reports and subscription-based services providing information related to the Internet and Intranet markets based upon quantitative data and market observations. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer information products. The proprietary recurring tracking studies provide the customer with longitudinal information for tracking designated metrics over a continuous period of time. Revenues from the customer information products are derived from a variety of sources including proprietary customer registration products and proprietary customer satisfaction products.

      The Company's other revenues are derived from proprietary research and conferences. Traditional proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods. The Company hosts various conferences which provide forums for presentation and discussion of technology related issues.

      In February 1997, the Company acquired Zona Research, Inc. ("Zona"), a privately held company that provides in-depth analysis and assessment of the Internet and Intranet markets based upon factual market data and observations. The transaction was accounted for as a pooling of interests; thus the Company's results of operations as discussed herein include those of Zona, and all periods presented have been restated.

Results of Operations

      Total Revenues. Total revenues increased from $5.3 million to $7.5 million for the quarters ended June 30, 1996 and 1997, respectively and from $9.7 million to $15.0 million for the six months ended June 30, 1996 and 1997, respectively. This growth represents a 42.3% increase for the three-month period and a 54.7% increase for the six-month period ended June 30, 1997 from the comparable 1996 periods. Revenues from continuous services increased 67.7% from $3.7 million to $6.2 million for the quarters ended June 30, 1996 and 1997, respectively and 68.6% from $7.6 million to $12.8 million for the six months ended June 30, 1996 and 1997, respectively. This increase was due primarily to increased volume on customer information products as well as expansion of proprietary recurring products. Other revenues decreased 17.6% to $1.3 million for the three months ended June 30, 1997 from $1.6 million for second quarter of 1996. Other revenues increased 5.3% from $2.1 million to $2.3 million for the six months ended June 30, 1996 and 1997, respectively. This increase reflects a migration of research to the Company's Technology Panel, which the Company believes is a more efficient and cost effective method of performing certain types of research, and the Company anticipates further growth of this type of revenue. Revenues attributable to international market research increased 103.0% from $1.6 million to $3.3 million for the quarters ended June 30, 1996 and 1997, respectively and 90.8% from $3.0 million to $5.7 million for the six months ended June 30, 1996 and 1997, respectively representing 43.9% and 38.3% of total revenues for the quarter and six months ended June 30, 1997. The quarter to quarter percentage increase in international revenues is primarily due to the Company's continued focus on expansion of its worldwide research capabilities. However, timing issues associated with certain market tracking and customer information projects during 1997 caused a higher than anticipated quarter to quarter percentage increase.

      Costs of Revenues. Costs of revenues are primarily composed of data collection, labor charges, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues increased 84.2% from $2.2 million to $4.1 million for the quarters ended June 30, 1996 and 1997, respectively and 96.4% from $4.1 million to $8.0 million for the six months ended June 30, 1996 and 1997, respectively. Costs of revenues increased as a percentage of total revenues from 41.6% to 53.9% for the quarters ended June 30, 1996 and 1997, respectively and from 42.0% to 53.4% for the six months ended June 30, 1996 and 1997, respectively. This increase was due to timing issues associated with certain customer information products; as well as a delay in the closure of a significant contract for IntelliTrack products.

      Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 14.8% from $1.8 million to $2.0 million for the quarters ended June 30, 1996 and 1997, respectively and 42.5% from $3.3 million to $4.8 million for the six months ended June 30, 1996 and 1997, respectively. As a percentage of total revenues, sales, general and administrative expenses decreased to 27.2% for the second quarter of 1997 from 33.7% for the second quarter of 1996 and to 31.8% for the six months ended June 30, 1997 from 34.5% for the six months ended June 30, 1996. The aggregate dollar increases and the percentage decreases were a result of the increased cost of the expansion of the Company's facilities and staffing, offset by the timing of certain costs associated with the CIMS product which are being deferred until the third quarter when the product is scheduled for release. Acquisition costs expensed were $140,000 for the six months ended June 30, 1997.

      Product Development Expenses. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of several new products. Product development expenses were $1.1 million and $602,000 for the three months ended June 30, 1996 and 1997, respectively and $1.7 million and $1.0 million for the six months ended June 30, 1996 and 1997, respectively. As a percentage of total revenues, product development expenses represented 20.5% and 8.0% for the second quarters of 1996 and 1997 and 17.5% and 6.7% for the six months ended June 30, 1996 and 1997, respectively. In the quarter and six months ended June 30, 1996, the Company's product development charges consisted primarily of costs to develop Internet-related syndicated products and to a large extent the Technology Panel. Product development in the first six months of 1997 focused on expansion of completed proprietary customer information and syndicated projects which were less cost intensive than the Company's 1996 projects.

      Depreciation and Amortization. Depreciation and amortization increased 33.3% from $174,000 to $232,000 for the quarters ended June 30, 1996 and 1997, respectively and 36.9% from $325,000 to $445,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was principally due to computer equipment and purchases of advanced data delivery alternatives to improve communications and data processing systems required to support business growth and international expansion.

      Income Taxes. Provision for income taxes as a percentage of income before income taxes represents 21.3% for the quarter and 17.1% for the six months ended June 30, 1997. This rate is below the Company's combined federal and state income tax rates due to a combination of two factors. First, the net proceeds from the Company's initial and follow-on public offerings in 1996 have typically been invested in tax-free investments. Second, the Company did not record tax expense on earnings which offset prior period losses for which no tax benefit was recorded.

Liquidity and Capital Resources

      As of June 30, 1997, the Company had cash of $2.8 million, short term investments of $47.4 million and working capital of $54.8 million.

      During the six months ended June 30, 1997, the Company generated $526,000 in operating activities versus $67,000 during the same period last year. This increase in cash flow from operations was primarily due to the Company's increased earnings, offset by typical activity in accounts receivable, unbilled revenues, accounts payable, and deferred revenues.

      Pursuant to billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of June 30, 1996 and 1997, the Company had $2.8 million and $3.5 million of deferred revenues respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of June 30, 1996 and 1997, the Company had $2.7 million and $1.9 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

      For the six months ended June 30, 1996, net cash used in investing activities of $26.4 million primarily represents the Company's investment in short-term, tax-free securities, in addition to purchases of fixed assets. For the six months ended June 30, 1997, net cash provided by short term investments in the amount of $3.5 million was partially invested in $1.5 million of equipment, furniture and internally developed software.

      Financing activities provided cash of $25.8 million in the first six months of 1996. The increased cash flow during this period was generated by net proceeds from the Company's initial public offering that closed in March 1996. During the first six months of 1997, the Company used a net $467,000 in financing activities, primarily for repayments of the line of credit, a note payable to a related party and capital lease obligations.

      The Company maintains a $3 million revolving bank line of credit to fund cash requirements from time to time. Borrowings under such line of credit bear interest at a rate per annum equal to the prime rate and are subject to compliance by the Company with certain financial covenants. At June 30, 1997, the Company was in compliance with all such covenants and there was no amount outstanding under such line of credit. The line of credit matures on November 21, 1997.

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

      Dependence on Subscription and Contract Renewals. In 1996, 84.0% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. If customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high-quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results.

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

      The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. As part of this strategy, the Company acquired Pipeline Communications, Inc., renamed IntelliQuest Communications, Inc. ("IntelliQuest Communications"), in May 1996 and Zona Research, Inc. ("Zona") in February 1997. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that the integration of the IntelliQuest Communications acquisition, the Zona acquisition, or any possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share.

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

      Limited Protection of Proprietary Systems, Software and Procedures. The Company's success is in part dependent upon its proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that it has developed specifically to serve customers in the technology industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee and third party non-disclosure agreements to protect its proprietary systems, software and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems, software or procedures. The Company believes that its systems, software and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into costly license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

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

Dated August 14, 1997

                                         IntelliQuest Information Group, Inc.
                                         (Registrant)


                                    By:      /s/ Susan Georgen-Saad
                                         -------------------------------------
                                         Susan Georgen-Saad
                                         Chief Financial Officer