Form 10-Q/A
period 1997-06-30
INTELLIQUEST INFORMATION GROUP INC
filed 1997-11-12
CIK 1007083

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QA
    (Mark One)

    _X_  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the quarter ended:  June 30, 1997

                                   or

    ___  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period from _____ to _____.


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

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X_   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT JULY 31, 1997
Common Stock, $.0001 par value                             8,355,541

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 15, 1997.

     (1) Each of the five nominees to the Board of Directors was elected for a one-year term by the stockholders:

          DIRECTOR                    FOR      AGAINST     WITHHELD

          James Schellhase         6,196,822      0         6,007
          Brian Sharples           6,196,622      0         6,207
          Lee Walker               6,196,822      0         6,007
          William Wood             6,196,822      0         6,007
          Peter Zandan             6,196,622      0         6,207

     (2) The stockholders approved an amendment to the Company's 1996 Stock Plan to increase the number of shares available for issuance thereunder by 400,000 to an aggregate of 700,000:

               FOR:           5,663,517
               AGAINST:         524,927
               ABSTAIN:           7,238
               NOT VOTED:         7,147

     (3) The stockholders ratified the appointment of Price Waterhouse LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997.

               FOR:           5,982,052
               AGAINST:           4,331
               ABSTAIN:         216,446