Form 10-Q
period 1997-09-30
INTELLIQUEST INFORMATION GROUP INC
filed 1997-11-14
CIK 1007083

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(Mark One)

   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended:  September 30, 1997

                                             or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _______ to _______.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                        OUTSTANDING AT OCTOBER 31, 1997
     Common Stock, $.0001 par value                           8,409,707

                         INTELLIQUEST INFORMATION GROUP, INC.
                                        INDEX

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements:
                   Condensed Consolidated Balance Sheet
                   September 30, 1997 (unaudited) and December 31, 1996        3

                   Condensed Consolidated Statement of Operations (unaudited)
                   Three months ended September 30, 1997 and 1996              4

                   Condensed Consolidated Statement of Operations (unaudited)
                   Nine months ended September 30, 1997 and 1996               5

                   Condensed Consolidated Statement of Cash Flows (unaudited)
                   Nine months ended September 30, 1997 and 1996               6

                   Notes to Consolidated Financial Statements                  7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     9

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                          19

         Item 2.   Changes in Securities                                      19

         Item 3.   Defaults Upon Senior Securities                            19

         Item 4.   Submission of Matters to a Vote of Security Holders        19

         Item 5.   Other Information                                          19

         Item 6.   Exhibits and Reports on Form 8-K                           19

         Signatures                                                           20

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Condensed Consolidated Financial Statements

                         INTELLIQUEST INFORMATION GROUP, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (IN THOUSANDS)

                                                                          SEPTEMBER  30,    DECEMBER 31,
                                                                               1997             1996
                                                                               ----             ----
                                                                           (UNAUDITED)
               ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,697        $   734
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .       48,161         51,152
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .        7,714          6,636
  Unbilled revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        3,632          2,651
  Projects in process . . . . . . . . . . . . . . . . . . . . . . . . .            -             98
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .          359            324
                                                                             -------        -------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . .       62,563         61,595
  Furniture and equipment, net. . . . . . . . . . . . . . . . . . . . .        4,047          2,396
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          659            291
                                                                             -------        -------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      $67,269        $64,282
                                                                             -------        -------
                                                                             -------        -------
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,183        $ 1,930
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        2,484          1,795
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        2,367          2,800
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .           32            253
                                                                             -------        -------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . .        7,066          6,778
Obligations under capital leases and deferred rent. . . . . . . . . . .          105            302
                                                                             -------        -------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        7,171          7,080
                                                                             -------        -------
Common Stockholders' Equity:
  Common stock, $.0001 par value, 30,000,000 shares authorized,
  8,409,679 and 8,332,000 shares  issued and outstanding, respectively.            1              1
  Capital in excess of par value. . . . . . . . . . . . . . . . . . . .       58,442         58,362
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .          (37)           (47)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52             25
  Accumulated earnings (deficit). . . . . . . . . . . . . . . . . . . .        1,640         (1,139)
                                                                             -------        -------
     Total common stockholders' equity  . . . . . . . . . . . . . . . .       60,098         57,202
                                                                             -------        -------
     Total liabilities and stockholders' equity . . . . . . . . . . . .     $ 67,269        $64,282
                                                                             -------        -------
                                                                             -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       INTELLIQUEST INFORMATION GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                          THREE MONTHS        THREE MONTHS
                                             ENDED               ENDED
                                       SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                       ------------------  ------------------
Revenues:
  Continuous services . . . . . . . . .       $11,401         $8,248
   Other services . . . . . . . . . . .         1,126          1,296
                                              -------         ------
  Total revenues. . . . . . . . . . . .        12,527          9,544

Operating expenses:
  Costs of revenues . . . . . . . . . .         7,211          5,223
  Sales, general and administrative . .         3,148          2,174
  Product development . . . . . . . . .           551            798
  Depreciation and amortization . . . .           244            176
                                              -------         ------
  Total operating expenses. . . . . . .        11,154          8,371
                                              -------         ------
Operating income. . . . . . . . . . . .         1,373          1,173

Interest income, net  . . . . . . . . .           494            208
                                              -------         ------
Income before income taxes. . . . . . .         1,867          1,381
Provision for income taxes. . . . . . .           485            449
                                              -------         ------
Net income. . . . . . . . . . . . . . .      $ 1,382            $932
                                              -------         ------
                                              -------         ------
Net income per share. . . . . . . . . .         $ .16          $ .12
Weighted average shares outstanding . .         8,587          7,478

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   INTELLIQUEST INFORMATION GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                          NINE MONTHS         NINE MONTHS
                                             ENDED               ENDED
                                       SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                       ------------------  ------------------
Revenues:
  Continuous services . . . . . . . . .      $24,152        $15,809
   Other services . . . . . . . . . . .        3,376          3,432
                                             -------        -------
  Total revenues. . . . . . . . . . . .       27,528         19,241
Operating expenses:
  Costs of revenues . . . . . . . . . .       15,218          9,300
  Sales, general and administrative . .        7,911          5,517
  Product development . . . . . . . . .        1,562          2,491
  Depreciation and amortization . . . .          689            501
                                             -------        -------
  Total operating expenses. . . . . . .       25,380         17,809
                                             -------        -------
Operating income. . . . . . . . . . . .        2,148          1,432

Interest income, net  . . . . . . . . .        1,404            463
                                             -------        -------
Income before income taxes. . . . . . .        3,552          1,895
Provision for income taxes. . . . . . .          773            602
                                             -------        -------
Net income. . . . . . . . . . . . . . .      $ 2,779        $ 1,293
                                             -------        -------
                                             -------        -------
Net income per share. . . . . . . . . .      $   .32         $  .18
Weighted average shares outstanding . .        8,492          7,325

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   INTELLIQUEST INFORMATION GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                          NINE MONTHS         NINE MONTHS
                                             ENDED               ENDED
                                       SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                       ------------------  ------------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . .      $2,779            $  1,293
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization . . .         689                 545
    Bad debt expense. . . . . . . . . .         110                  91
    Loss on disposal. . . . . . . . . .          30                   0
    Deferred compensation . . . . . . .          10                  10
Net changes in assets and liabilities:
  Accounts receivable and unbilled
  revenues. . . . . . . . . . . . . . .      (2,169)             (1,999)
  Prepaid expenses and other assets . .         (35)                (85)
  Projects in process . . . . . . . . .          98                (195)
  Accounts payable and accrued expenses         942                 813
  Deferred revenues . . . . . . . . . .        (433)                461
  Other . . . . . . . . . . . . . . . .        (307)               (400)
                                            -------             -------
Net cash provided by operating
activities. . . . . . . . . . . . . . .       1,714                 534
                                            -------             -------
Cash flows from investing activities:
  Purchases of short-term investments .    (130,461)            (71,003)
  Sales and maturities of short-term
  investments . . . . . . . . . . . . .     133,158              45,458
  Purchases of equipment and leasehold
  improvements  . . . . . . . . . . . .      (2,369)             (1,105)
  Other . . . . . . . . . . . . . . . .           0                (106)
                                            -------             -------
    Net cash provided by (used in)
    investing activities. . . . . . . .         328             (26,756)
                                            -------             -------
Cash flows from financing activities:
  Proceeds from issuance of stock, net.          80              25,901
  Borrowings under line of credit . . .       2,265                   0
  Repayments under line of credit . . .      (2,451)                  0
  Other . . . . . . . . . . . . . . . .          27                  12
                                            -------             -------
    Net cash provided by (used in)
    financing activities. . . . . . . .         (79)             25,913
                                            -------             -------
  Net increase (decrease) in cash and
  equivalents . . . . . . . . . . . . .       1,963                (309)
  Cash and equivalents at the beginning
  of the period . . . . . . . . . . . .         734               1,676
                                            -------             -------
  Cash and equivalents at the end of
  the period. . . . . . . . . . . . . .     $ 2,697             $ 1,367
                                            -------             -------
                                            -------             -------
Supplemental cash flow disclosures:
  Interest paid . . . . . . . . . . . .          24                  13
  Property and equipment acquired under
  capital leases. . . . . . . . . . . .           0                   0
  Taxes paid. . . . . . . . . . . . . .         767                 571

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

    In February 1997, the Company acquired Zona Research, Inc. ("Zona"), a privately held company. See Note 2.

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of September 30, 1997 and the results of the Company's operations and its cash flows for the nine-month periods ended September 30, 1997 and 1996. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes on Form 10-K for the year ended December 31, 1996. During 1997 the Company made a change in how it reports revenue from certain recurring conferences (including Brand Tech Forum.) In 1997 revenue from recurring conferences is included in continuous sources. Brand Tech Forum was held in the third quarter 1997 and the fourth quarter of 1996. Financial information from 1996 will be changed to reflect this change in the classification of revenues. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

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

    Separate results of operations for the periods prior to the acquisition of Zona are as follows (in thousands):

                        For the Year  For the Year  For the Year  For the Three  For the Three
                           Ended         Ended         Ended       Months Ended   Months Ended
                        December 31,  December 31,  December 31,  March 31, 1997 March 31, 1996
                            1994          1995          1996       (Unaudited)    (Unaudited)
                        ------------  ------------  ------------  -------------- --------------
 Revenues
   IntelliQuest. . . .   $13,989        $19,114       $26,452         $7,035         $4,099
   Zona (unaudited). .       579            623         1,936            449            315
                         -------        -------       -------         ------         ------
 Combined. . . . . . .   $14,568        $19,737       $28,388         $7,484         $4,414
 Net Income (loss)
   IntelliQuest. . . .   $  (289)       $   565       $ 2,579         $  774         $  102
   Zona (unaudited). .       (17)           (21)         (370)          (191)            55
                         -------        -------       -------         ------         ------
 Combined. . . . . . .   $  (306)       $   544       $ 2,209         $  583         $  157

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

    In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1999.

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

    The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products. The Company's renewable subscription-based product revenues are substantially derived from three product families: IntelliTrack IQ, the Computer Industry Media Study ("CIMS") and Internet-related products. IntelliTrack IQ is a collection of fifteen distinct product modules covering a variety of technologies and geographic markets, which targets all relevant customer segments including non-users as well as users. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Internet-related products include a variety of reports and subscription-based services providing information related to the Internet and Intranet markets based upon quantitative data and market observations. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer management products. The proprietary recurring tracking studies provide the customer with longitudinal information for tracking designated metrics over a continuous period of time. Revenues from the customer management products are derived from a variety of sources including proprietary customer registration products and proprietary customer satisfaction products.

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

RESULTS OF OPERATIONS

    TOTAL REVENUES.   Total revenues increased from $9.5 million to $12.5
million for the quarters ended September 30, 1996 and 1997, respectively and from $19.2 million to $27.5 million for the nine months ended September 30, 1996 and 1997, respectively. This growth represents a 31.3% increase for the three-month period and a 43.1% increase for the nine-month period ended September 30, 1997 from the comparable 1996 periods.

    Revenues from continuous services increased 38.2% from $8.2 million to $11.4 million for the quarters ended September 30, 1996 and 1997, respectively and 52.8% from $15.8 million to $24.2 million for the nine months ended September 30, 1996 and 1997, respectively. This increase was due primarily to increased volume on customer management products, an expansion of proprietary recurring products and an increase in the number of clients purchasing CIMS. Brand Tech Forum was held during the third quarter of 1997 and the fourth quarter of 1996 which creates a timing difference favorably impacting the quarter to quarter and year to date revenue increase at September 30, 1997. Other revenue decreased 13.1% to $1.1 million for the three months ended September 30, 1997 from $1.3 million for third quarter of 1996. Other revenues decreased 1.6% from $3.43 million to $3.4 million for the nine months ended September 30, 1996 and 1997, respectively. This decrease reflects a migration of research to the Company's Technology Panel, which the Company believes is a more efficient and cost effective method of performing certain types of research. The Company anticipates further growth of this type of revenue.

    Revenues attributable to international market research increased 4.4% from $2.3 million to $2.4 million for the quarters ended September 30, 1996 and 1997, respectively and 53.2% from $5.3 million to $8.2 million for the nine months ended September 30, 1996 and 1997, respectively representing 19.3% and 29.6% of total revenues for the quarter and nine months ended September 30, 1997. The year to date percentage increase in international revenues is primarily due to the Company's continued focus on expansion of its worldwide research capabilities. However, timing issues associated with certain proprietary tracking and customer management projects during 1997 caused a higher than anticipated quarter to quarter percentage increase in the second quarter of 1997 and a smaller than anticipated quarter to quarter percentage increase in the third quarter of 1997.

    During the third quarter of 1997 the Company changed the classification of continuing revenues to include recurring conferences. The Company hosts various conferences annually which provide a forum for presentation and discussion of technology issues.

    COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues increased 38.1% from $5.2 million to $7.2 million for the quarters ended September 30, 1996 and 1997, respectively and 63.6% from $9.3 million to $15.2 million for the nine months ended September 30, 1996 and 1997, respectively. Costs of revenues increased as a percentage of total revenues from 54.7% to 57.6% for the quarters ended September 30, 1996 and 1997, respectively and from 48.3% to 55.3% for the nine months ended September 30, 1996 and 1997, respectively. The increase was due to the proprietary project mix including a higher percentage of pass through costs offset by increased technology panel projects which leverage a fixed cost base, revenue less than anticipated in certain products with fixed cost basis, the timing of conferences, and a decrease in customer management revenue per transaction. The company anticipates that the reorganization of sales and marketing and the restructuring of the customer management product mix will have a positive impact on the gross margin in the future.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 44.8% from $2.2 million to $3.1 million for the quarters ended September 30, 1996 and 1997, respectively and 43.4% from $5.5 million to $7.9 million for the nine months ended September 30, 1996 and 1997, respectively. As a percentage of total revenues, sales, general and administrative expenses increased to 25.1% for the third quarter of 1997 from 22.8% for the third quarter of 1996 and decreased to 28.2% for the nine months ended September 30, 1997 from 28.7% for the nine months ended September 30, 1996. The quarter to quarter increase is a result of an increase in the number of employees in 1997 including the hiring of employees in the third quarter of 1997 for the reorganized sales management and business development structures. Although the year to date 1997 and 1996 sales, general and administrative expenses as a percentage of total revenues remained relatively constant, the Company anticipates future increases as a result of the hiring of personnel during the third quarter of 1997 for the reorganized sales management and business development structures.
Acquisition costs expensed were $140,000 for the nine months ended September 30, 1997.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of several new products. Product development expenses were $798,000 and $551,000 for the three months ended September 30, 1996 and 1997, respectively and $2.5 million and $1.6 million for the nine months ended September 30, 1996 and 1997, respectively. As a percentage of total revenues, product development expenses represented 8.4% and 4.4% for the third quarters of 1996 and 1997 and 12.9% and 5.7% for the nine months ended September 30, 1996 and 1997, respectively. In the quarter and nine months ended September 30, 1996, the Company's product development charges consisted primarily of costs to develop Internet-related syndicated products and to a large extent the Technology Panel. Product development in the first nine months of 1997 focused on expansion of completed proprietary customer management and syndicated projects which were less cost intensive than the Company's 1996 projects.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 38.6% from $176,000 to $244,000 for the quarters ended September 30, 1996 and 1997, respectively and 37.5% from $501,000 to $689,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was principally due to purchases of computer equipment and costs to acquire advanced data delivery alternatives to improve communications and data processing systems required to support business growth and international expansion.

    INCOME TAXES. Provision for income taxes as a percentage of income before income taxes represents 26.0% for the quarter and 21.8% for the nine months ended September 30, 1997. This rate is below the Company's combined federal and state income tax rates due to a combination of two factors. First, the net proceeds from the Company's initial and follow-on public offerings in 1996 have typically been invested in tax-free investments. Second, the Company did not record tax expense on earnings which offset prior period losses for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had cash of $2.7 million, short term investments of $48.2 million and working capital of $55.5 million.

    During the nine months ended September 30, 1997, the Company generated $1.7 million from operating activities versus $534,000 during the same period last year. This increase in cash flow from operations was primarily due to the Company's increased earnings, offset by typical activity in accounts receivable, unbilled revenues, accounts payable, and deferred revenues.

    Pursuant to billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of September 30, 1996 and 1997 the Company had $2.4 million of deferred revenues for both periods. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of September 30, 1996 and 1997, the Company had $2.0 million and $3.6 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

    For the nine months ended September 30, 1996, net cash used in investing activities of $26.8 million primarily represents the Company's investment in short-term, tax-free securities, in addition to purchases of fixed assets. For the nine months ended September 30, 1997, net cash provided by short term investments in the amount of $2.7 million was partially invested in $2.4 million of equipment, furniture and internally developed software.

    Financing activities provided cash of $25.9 million in the first nine months of 1996. The increased cash flow during this period was generated by net proceeds from the Company's initial public offering that closed in March 1996. During the first nine months of 1997, the Company used a net $79,000 in financing activities, primarily for repayments of the line of credit and a note payable to a related party.

         The Company maintains a $3 million revolving bank line of credit to fund cash requirements from time to time. Borrowings under such line of credit bear interest at a rate per annum equal to the prime rate and are subject to compliance by the Company with certain financial covenants. At September 30, 1997, the Company was in compliance with all such covenants and there was no amount outstanding under such line of credit. The line of credit matures on November 21, 1997. The Company is currently renegotiating a one-year extension of the line of credit at similar terms.

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

RISK FACTORS

    RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION. The Company has relied on a limited number of key customers for the majority of its revenues. The Company's two largest customers in 1996, IBM and Microsoft, each accounted for over 10% of the Company's revenues and together accounted for 29.8% of revenues. For the nine months ended September 30, 1997, the Company's two largest customers, IBM and Hewlett-Packard, each accounted for over 10% of the Company's revenues and together accounted for 30.5% of revenues. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. Consolidation among the Company's top customers could adversely affect aggregate customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers. The loss of one or more of the Company's large customers or a significant reduction in business from such customers, regardless of the reason, would have a material adverse effect on the Company.
                                       12

    DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS. In 1996, 84.0% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. During the nine months ended September 30, 1997 85.2% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. If customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high-quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results.

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


    EXPANSION OF DIRECT SALES FORCE. The Company has historically relied on customer referrals, supplemented by its own sales and marketing efforts, to generate the majority of its revenue growth. Although the Company has historically had a small number of dedicated account representatives, it only recently began to develop a formal sales management structure. As the Company develops new products and services targeted at broader-based market segments, it intends to continue to expand its sales force. The Company's plans for future growth may depend in part on, among other things, its unproven ability to hire, train, deploy, manage and retain an increasingly large direct sales force. There can be no assurance that the Company will be able to develop or manage such a sales force.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 20.2%, 28.3% and 27.8%, respectively, of the Company's revenues for 1994, 1995 and 1996. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near-term results of operations. Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of
operations.   Additionally, potential fluctuations in the value of the U.S.
dollar as compared to other various currencies in which the Company operates facilities could have an adverse affect on results of operations.

    VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has been volatile and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of new contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the technology-focused market research industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the technology-focused, market research industry and general economic and market
conditions.   In addition, it is possible that in some future period the
Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general has experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
    None.

Item 2.  Changes in Securities
    None.

Item 3.  Defaults Upon Senior Securities
    None.

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Item 5.  Other Information
    None

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

DATED November 14, 1997
                                       IntelliQuest Information Group, Inc.
                                       (Registrant)



                                       By:  /s/ SUSAN GEORGEN-SAAD
                                            -----------------------------------
                                            Susan Georgen-Saad
                                            Chief Financial Officer