Form 10-Q/A
period 1997-09-30
INTELLIQUEST INFORMATION GROUP INC
filed 1997-12-16
CIK 1007083

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q A

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the quarter ended:  September 30, 1997

                                      or

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

           For the transition period from            to           .
                                          ----------    ----------


                       Commission file number: 0-27680
                                               -------

                     INTELLIQUEST INFORMATION GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                              74-2775377
       -----------------------------                 --------------
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)


                       1250 Capital of Texas Highway
                            Austin, Texas 78746
                               (512) 329-0808
        (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT OCTOBER 31, 1997
   ----------------------------               -----------------------------
  Common Stock, $.0001 par value                         8,409,707

The purpose of the amendment of the 10Q for the quarter ended September 30, 1997 is to correct the wording in Item 2, Overview to reflect the change in reporting of revenues from conferences as discussed in Note 1.

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

    The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products and conferences. The Company's renewable subscription-based product revenues are substantially derived from three product families: IntelliTrack IQ, the Computer Industry Media Study ("CIMS") and Internet-related products. IntelliTrack IQ is a collection of fifteen distinct product modules covering a variety of technologies and geographic markets, which targets all relevant customer segments including non-users as well as users. CIMS is an annual study that measures the readership and viewership habits of technology purchase influencers. Internet-related products include a variety of reports and subscription-based services providing information related to the Internet and Intranet markets based upon quantitative data and market observations. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer management products. The proprietary recurring tracking studies provide the customer with longitudinal information for tracking designated metrics over a continuous period of time. Revenues from the customer management products are derived from a variety of sources including proprietary customer registration products and proprietary customer satisfaction products. The Company hosts various conferences which provide forums for presentation and discussion of technology related issues.

    The Company's other revenues are derived from nonrecurring proprietary research and other nonrecurring revenue. Traditional proprietary project research provides customized information to customers utilizing a variety of proprietary models, research techniques and data collection methods.

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