Form 10-K
period 1997-12-31
INTELLIQUEST INFORMATION GROUP INC
filed 1998-03-31
CIK 1007083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    FOR THE TRANSITION PERIOD FROM TO
                      COMMISSION FILE NUMBER 0-27680

                            ------------------------

                      INTELLIQUEST INFORMATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             74-2775377
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

       1250 CAPITAL OF TEXAS HIGHWAY
               AUSTIN, TEXAS                              78746
  (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (512) 329-0808

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
              Common Stock, $.0001 Par Value                                           NASDAQ

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on February 28, 1998 was approximately $168.2 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of the Registrant's Common Stock as of February 28, 1998 was 8,414,456.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 12, 1998. Certain information therein is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                      INTELLIQUEST INFORMATION GROUP, INC.
                                   FORM 10-K

                                                                                                               PAGE
                                                                                                             ---------
                                                        PART I

Item 1.     Business.......................................................................................          3
Item 2.     Properties.....................................................................................         15
Item 3.     Legal Proceedings..............................................................................         15
Item 4.     Submission of Matters to a Vote of Security Holders............................................         15
            Executive Officers of the Registrant...........................................................         16

                                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................         17
Item 6.     Selected Financial Data........................................................................         18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................................         19
Item 8.     Financial Statements and Supplementary Data....................................................         31
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         51

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................         51
Item 11.    Executive Compensation.........................................................................         51
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         51
Item 13.    Certain Relationships and Related Transactions.................................................         51

                                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................         52

                                     PART I

ITEM 1.  BUSINESS

    THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES; RELIANCE ON KEY CUSTOMERS/TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE ACQUISITIONS AND STRATEGIC ALLIANCES; COMPETITION; DEPENDENCE ON KEY PERSONNEL; EXPANSION OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, AS FURTHER DISCUSSED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

    IntelliQuest Information Group, Inc. ("IntelliQuest" or the "Company") is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. IntelliQuest supplies customers with timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company uses its proprietary databases, software and subscription-based strategic consulting services to help technology companies track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. The Company also licenses custom proprietary software applications and associated services to technology manufacturers for electronic customer registration. IntelliQuest serves over 270 technology vendors, including 3Com, 3M, Apple Computer, AT&T, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and US West; publishers that market to technology advertisers, including Dow Jones, Gannett, Time Warner and Ziff-Davis; and telecommunications vendors, including GTE, MCI and Sprint.

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

    The Company focuses on providing continuous services as well as proprietary research services and conferences. In 1997, 87% of the Company's total revenues were generated from the sale of continuous services. Due to the strategic value of IntelliQuest's products and services, its innovative use of proprietary technology to collect and analyze information and the Company's reputation for excellent customer service, the Company maintained dollar-weighted renewals for subscription-based products in excess of 85% during 1997. Seven of the Company's ten largest customers in 1997 were also among its ten largest customers in 1996.

    The Company has made substantial investments in proprietary technology for survey administration, data collection and data analysis. IntelliQuest was a pioneer in the use of disk-based interactive survey techniques, known as ReplyDisk, which is used to gather information from technology purchasers and users in its product. The Company has made a substantial investment in improvements of this technology in its ReplyQuest proprietary survey software, allowing the Company to easily create customized interactive, graphical and multi-media survey applications. Using this same proprietary technology, the Company recently completed the development of and is in Beta testing for SurveyNet, previously known as NetQuest, which will allow the Company to administer interactive surveys on the Internet.

    In May 1996, the Company merged with Pipeline Communications, Inc. ("Pipeline"), a leading provider of electronic customer registration and marketing services for a number of leading computer hardware, software and peripheral companies. The Company has developed a proprietary X.25 network that allows electronic customer registration from over 100 countries and 500 cities worldwide. The Company's merger with Pipeline Communications, Inc. enabled the Company to expand its offering of electronic customer registration products.

    In February 1997, the Company merged with Zona Research, Inc. ("Zona Research"), a leading provider of subscription-based advisory services, reports and conferences that monitor the Internet and intranet markets. Zona Research uses a limited amount of quantitative research to support forward-looking projections and analysis designed to help Internet-related vendor companies successfully develop marketing strategies.

    In December 1997, the Company entered into an exclusive licensing agreement with First Data Solutions ("First Data"), a premier provider of consumer, lifestyle and public record information, to market and sell First Data's popular database products to the high-tech, telecommunications, cable and utility industries. The agreement will enable the Company to expand its reach into these new market segments, in addition to expanding the Company's value-add, database marketing offerings.

    In January 1998, the Company acquired certain assets of Information Technology Forum, Inc. (ITF), a consulting and training company and producer of best-practice professional development, seminars and training programs in the area of database marketing. The merger with ITF enabled the Company to increase its staff of highly seasoned database marketing experts, as well as to expand the Company's conference offerings.

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

    As the technology industry matures and increases its focus on mass market and consumer applications, companies have begun to shift from a business model focused primarily on engineering to one that also depends on effectively differentiating and marketing products worldwide. As a result, technology companies are beginning to market their products and services more like traditional packaged goods manufacturers that rely on brand marketing and advertising programs. Technology companies are demanding higher quality information about their customers' attitudes, technology needs, purchase behavior and brand preferences in order to track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. Technology companies have also become increasingly focused on the potential value of current customers. As a result, many technology companies have begun to make substantial investments in registering their customers for future database marketing activities to implement effective customer acquisition and retention programs.

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

    The Company is able to supply high quality and cost-effective market tracking information to its customers through the Company's renewable subscription-based products. These databases provide significant value to individual customers because research costs are shared by a number of industry participants. As a result, the Company has become a leading provider to technology companies of subscription-based products that monitor the impact of marketing and advertising efforts on brand strength and product positioning, and products which assess the effectiveness of various media at reaching technology buyers. In addition to its subscription-based products, the Company also markets renewable proprietary products and one-time proprietary research projects to individual customers. These products utilize specialized techniques and proprietary tools to deliver sophisticated databases of market and customer information that address specific longitudinal and point-in-time international business issues. In addition, the Company's database marketing offerings enhance technology companies' sales and marketing effectiveness through information products that facilitate better customer acquisition, retention, cross selling and upselling activities.

BUSINESS STRENGTHS

    The Company believes the following factors have been of principal importance in its ability to achieve its present position as a leading provider of survey-based worldwide market research to technology companies.

    FOCUS ON TECHNOLOGY MARKETS. Since its founding in 1985, IntelliQuest has focused on meeting the specialized market research needs of technology companies and publishers who market to technology advertisers. The Company believes that its ability to cost-effectively provide consistent information regarding both domestic and international technology markets differentiates it from its competitors and enhances the Company's ability to capitalize on the trend among multinational technology vendors to seek worldwide market research. The Company has established relationships with many leading technology companies, including 3Com, 3M, Apple Computer, AT&T, Bay Networks, Compaq Computer, Dell Computer, Epson, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and US West. The Company has also established relationships with leading publishers, including Dow Jones, Gannett, Time Warner and Ziff-Davis, who market to technology advertisers; and telecommunications vendors, including GTE, MCI and Sprint. In December 1997, the Company strengthened its position in the technology sector with an exclusive licensing agreement with First Data Solutions ("First Data") to market and sell First Data's customer information products to the high-technology, telecommunications, cable and utilities industries.

    EMPHASIS ON CONTINUOUS SERVICES. In 1997, 87% of the Company's total revenues were generated from the sale of continuous services. Due to the strategic value of IntelliQuest's products and services, its innovative use of proprietary technology to collect and analyze information and the Company's reputation for excellent customer service, the Company averaged dollar-weighted renewals for subscription-based products in excess of 85% during 1997. Seven of the Company's ten largest customers in 1997 were also among its ten largest customers in 1996.

    INVESTMENT IN PROPRIETARY TECHNOLOGY. The Company has made substantial investments in proprietary technology for survey administration, data collection and data analysis. IntelliQuest was a pioneer in the use of disk-based interactive survey techniques, known as ReplyDisk, which are used to gather information from technology purchasers and users. The Company has made a substantial investment in ReplyQuest, its proprietary survey software, which allows the Company to easily create customized interactive, graphical and multi-media survey applications. The Company has also invested in data communication technologies to increase the efficiency of data collection using the disk-based approach. The Company recently completed the development of and is in Beta testing for SurveyNet, formerly known as NetQuest, which will allow the Company to administer interactive surveys on the Internet. The Company recently entered into a licensing agreement with Quantime Limited for use of its Quancept web survey technology, which the Company has augmented with security and administrative features to provide a more enriched application, IntelliPoll. The Company is currently reengineering its process for producing deliverables for syndicated marketing research, converting from paper-based to web-based deliverables. The conversion has already resulted in improved internal operations and is designed to provide clients with more timely information, as well as additional interactive features such as electronic cross tabulation and data manipulation.

    FOCUS ON LEVERAGING PROPRIETARY TECHNOLOGIES AND PRODUCTS. The Company believes that past margin improvement is attributable, in part, to its substantial investments in its proprietary survey technologies, data collection and analysis methodologies, renewable subscription-based products and Technology Panel. In addition, the Company has also realized improved operating efficiency by (i) pursuing sales penetration of technology vendors not previously served by the Company, but whose products were already tracked as part of its subscription-based products, (ii) capitalizing on a "consortium" approach for designing new subscription-based products, and (iii) marketing new modules of existing products to the Company's current customers.

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

    EXTEND PRODUCTS AND SERVICES TO NEW CUSTOMERS AND RELATED TECHNOLOGY MARKETS. The Company believes that its experience and reputation in providing high-quality, cost-effective market research information to leading technology companies and publishers will enable it to market its existing products and services to new customers. In particular, the Company has an opportunity to pursue sales penetration of technology vendors not previously served by the Company, but whose products were already tracked as part of its subscription-based products. In addition, while the Company has historically derived a significant percentage of its revenues from customers in the computer industry, primarily manufacturers of personal computers and related hardware and software, the Company has begun to target related technology markets such as the telecommunications, data communications, online services, Internet and interactive new media markets. Furthermore, through its recent exclusive licensing agreement with First Data Solutions, the Company has enhanced its offering of database marketing products to new technology vendors and to the telecommunications, cable and utilities industries.

    DEVELOP INTERNET-BASED RESEARCH TOOLS AND OTHER NEW INFORMATION
SERVICES. The use of the Internet for e-mail communications and information dissemination (through Web sites) has grown rapidly over the past several years. The Company is seeking to capitalize on this growth by expanding its Internet-based research tools and information services to include services such as the recently introduced observational measurement of Web usage within the Company's sample of technology influencers.

    DEVELOP ANCILLARY SERVICES TO CUSTOMER REGISTRATION. The Company believes it can leverage its position in the electronic registration business to provide other forms of customer registration services in addition to electronic, and to develop several ancillary database marketing products such as customer satisfaction tracking, database management, database enhancement, and electronic marketing services. The Company intends to expand its registration offerings to include low cost hard-copy and voice response registration services and increase it's database marketing offerings through internal development and through strategic alliances and partnerships, such as the recent exclusive licensing agreement with First Data Solutions.

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

    EXPAND THROUGH STRATEGIC BUSINESS COMBINATIONS AND ALLIANCES. The Company believes that through continued growth, it will be better positioned to provide a comprehensive set of survey-based market research to a broader group of customers. The Company believes that the market research industry is highly fragmented and that opportunities exist to expand through acquisitions or other strategic business combinations. The Company plans to consider acquisitions of, alliances with, and investments in companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies.

PRODUCTS AND SERVICES

    IntelliQuest offers its customers a variety of market research products and services within each of its three divisions: Proprietary Marketing Research, Syndicated Marketing Research and Database Marketing

Information Services (marketed as Marketing Information Solutions "MKIS"). The following table summarizes the Company's products and services by division:

                            PRODUCT OR SERVICE (YEAR
        DIVISION                   INTRODUCED)           DESCRIPTION
------------------------  -----------------------------  --------------------------------------------------------
PROPRIETARY MARKETING     Proprietary Research (1985)    -  Full service capabilities for large-scale global
RESEARCH                  INTERNATIONAL                     proprietary projects.
                                                         -  Proprietary methods developed for market
                                                            segmentation, pricing, advertising, effectiveness,
                                                            product development, brand measurement, image
                                                            assessment, and brand research.
                                                         -  Delivered at end of project via statistical tables,
                                                            graphical reports and diskettes.
                          Longitudinal Tracking Studies  -  Ongoing renewable tracking programs conducted on a
                          (1990) INTERNATIONAL              proprietary basis for specific customers.
                                                         -  Systems developed to assure consistency on a
                                                            world-wide basis using a comprehensive system of
                                                            software standards and operational guidelines.
                                                         -  Delivered monthly or quarterly via statistical
                                                            tables, graphical reports and diskette.
                          Technology Panel (1994)        -  Pre-recruited sample of technology purchase
                          INTERNATIONAL                     influencers for immediate customer research needs.
                                                         -  Utilizes fax/OCR technology (plans call for
                                                            transition to Internet) to create fast turnaround and
                                                            gain cost efficiencies.
                                                         -  Broad market coverage with approximately 27,000
                                                            participants.
                                                         -  Delivered at end of project via statistical tables,
                                                            graphical reports and/or diskettes, depending on
                                                            project scope.
SYNDICATED MARKETING      IntelliTrack IQ (1991)         -  Global tracking of key brand metrics including
RESEARCH                  INTERNATIONAL                     awareness, image, consideration, preference, and
                                                            reasons for won/lost business.
                                                         -  Used as gauge of marketing effectiveness and tool for
                                                            improving customer consideration rates and market
                                                            share.
                                                         -  Delivered monthly or quarterly via statistical
                                                            tables, graphical reports and diskette and via
                                                            corporate intranet.
                          Conferences (1993) UNITED      -  Periodic conferences devoted to specific topics, such
                          STATES                            as managing and measuring technology brands; evolving
                                                            research methods for technology marketers; and
                                                            emerging Internet and intranet technologies.

                            PRODUCT OR SERVICE (YEAR
        DIVISION                   INTRODUCED)           DESCRIPTION
------------------------  -----------------------------  --------------------------------------------------------
                          Computer Industry Media Study  -  Comprehensive database of the media habits (print,
                          (CIMS) (1994) UNITED STATES       television and Internet) and purchase habits of both
                                                            home and corporate technology purchase influencers.
                                                         -  Used for media planning by technology advertisers and
                                                            for marketing purposes by subscribing media
                                                            companies.
                                                         -  Delivered annually via statistical tables, CD-ROM and
                                                            online reports.
                          Worldwide Internet Tracking    -  Tracking of Internet and online services ("OLS")
                          Study (WWITS) (1996)              usage.
                          UNITED STATES                  -  Monitors online activities of Internet and OLS users
                                                            including brand performance and satisfaction levels.
                                                         -  Delivered quarterly via statistical tables, diskette,
                                                            CD-ROM and online reports.
                          Zona Advisory Services (1997)  -  Provides analysis and assessment of the Internet and
                          INTERNATIONAL                     intranet, using a limited amount of survey-based
                                                            research as support.
                                                         -  Delivered via subscription services and reports, as
                                                            well as periodic conferences devoted to specific
                                                            Internet-related topics.
DATABASE MARKETING        Customer Registration          -  Multi-language electronic registration applications
INFORMATION SERVICES      Products (1993) INTERNATIONAL     utilizing customized versions of IntelliQuest's
(MARKETED AS MKIS)                                          proprietary software.
                                                         -  Typically integrated and shipped with the client's
                                                            product. Buyers complete registration application
                                                            electronically and automatically return via Internet,
                                                            modem, fax, or mail.
                                                         -  Client's customer data is delivered both real-time
                                                            (electronically), batch and periodically via
                                                            statistical tables and graphical reports.
                                                         -  Electronic marketing ("Affinity") offers linked to
                                                            end-user registration, enabling clients to leverage
                                                            the registration process to generate a revenue
                                                            stream.
                          IntelliCIS (1998)              -  Database marketing products, including data
                          UNITED STATES                     enhancement, data cleansing, data mining and
                                                            processing services, focused on the information needs
                                                            of the high-technology, telecommunications, utility
                                                            and cable industries.
                                                         -  Database marketing consulting services and periodic
                                                            conferences on database marketing solutions for the
                                                            technology market.

    Through its offices in Austin and College Station, Texas; Atlanta, Georgia; Redwood City, California; New York, New York; Naperville, Illinois; Costa Mesa, California; Whitehouse, New Jersey and London, England and affiliates abroad, the Company provides market research data on the following areas: the United States, Canada, Mexico, Latin America, France, the U.K., Germany, Italy and Japan.

PROPRIETARY MARKETING RESEARCH

PROPRIETARY RESEARCH

    IntelliQuest is a leading provider of proprietary market research studies to technology companies, offering full service capabilities for large-scale global proprietary projects. The Company's service offerings include market opportunity assessment, market segment analysis, and pricing/profitability research. IntelliQuest's market opportunity assessment enables companies to explore the potential and pitfalls of new products, channels or services. IntelliQuest's market segmentation studies assist customers in identifying segments with varying needs, quantifying the sizes and potential economic opportunities of the segments, describing the composition of each segment, analyzing each segment's sources of product information and evaluating alternative marketing communications messages. Through close work with top academic and industry researchers, the Company has refined a methodology to collect information on price and its relationship to other product attributes. Using this data, the Company is able to model various pricing strategies for its customers' products.

LONGITUDINAL TRACKING STUDIES

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

TECHNOLOGY PANEL

    The Company's Technology Panel consists of approximately 27,000 persons involved in purchases of technology goods and services who have agreed to participate in the Company's ongoing survey research projects. The Technology Panel provides the Company with pre-recruited technology respondents from a variety of corporate functional areas (such as senior management, MIS director or departmental head) and product categories and rapid data collection tools to enable cost-effective research among specific technology respondent groups.

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

SYNDICATED MARKETING RESEARCH

INTELLITRACK IQ

    IntelliTrack IQ is a family of subscription-based market and brand tracking studies delivered monthly or quarterly via statistical tables, graphical reports and diskette. Through over 80,000 annual interviews with key purchase influencers of computer-related equipment, IntelliTrack provides continuous international brand awareness, consideration and purchase data.

    IntelliTrack IQ is sold through annual subscriptions for a customer-specified number of product and geographic market modules. The Company currently offers a total of fourteen modules with a total of 58 product and geographic market combinations. The product markets tracked include business-to-business markets for desktop personal computers, portable/notebook personal computers, workstation computers, printers, color printers, networking equipment and personal computers and printers used in the home. The geographic markets tracked include the United States, Canada, Mexico, Brazil, the U.K., France, Germany, Italy and Japan.

    IntelliTrack IQ also offers omnibus and recontact services. The omnibus service allows customers to add questions to the IntelliTrack survey, providing additional in-depth data customized to customers' individual needs. Recontact studies allow customers direct access to original IntelliTrack respondents so that research projects can be conducted with specific target groups. Both services provide a cost-effective alternative to small, focused, proprietary studies.

CONFERENCES

    The Company hosted a variety of annual conferences in 1997: IntelliQuest Brand Tech Forum (co-hosted with The Wall Street Journal), devoted to presentations on creating, managing and measuring technology brands and IntelliQuest Marketing Research Tech Forum, focusing on state-of-the-art research methods for technology markets. IntelliQuest also conducts conferences on specific topics for technology marketers such as pricing technology products, aftermarketing and product registration, and evaluating emerging technologies. The Company's Zona advisory services hosts several conferences a year on Internet and intranet technologies. The conferences target executives from technology companies and explore such topics as commerce on the Internet, security issues, collaborative computing and how organizations implement Internet/intranet technologies to meet enterprise needs. The Company recently expanded its conference offerings through its acquisition of certain assets of Information Technology Forum, Inc., a producer of seminars and training programs in the area of database marketing.

COMPUTER INDUSTRY MEDIA STUDY (CIMS)

    The Company maintains and markets CIMS, one of the leading databases of media readership and viewership habits of both business and household technology purchase influencers in the United States. Conducted on an annual basis, the research is designed to provide both advertisers and media companies with objective, comparable information about how to efficiently target advertising at key buying groups. Subscribers include most major technology-focused publishing groups as well as top advertisers in the categories measured, which include desktop PCs, notebook PCs, workstations, microprocessors, printers, peripherals, applications software, operating systems, LAN hardware/software, networking, Internet and intranet products and services, and wide-area networking and communications products. In addition to the advertising information, the scope of the study (10,000 business surveys and 5,000 home surveys) makes CIMS a comprehensive annual benchmark of market trends in both buying patterns and media behavior. As a result of its strategic alliance with Media Metrix, The PC Meter Company, the Company recently introduced CIMS-Internet to measure and report Web usage within IntelliQuest's sample of technology influencers.

WORLDWIDE INTERNET TRACKING STUDY (WWITS)

    In 1996, the Company introduced WWITS, a subscription-based study that tracks Internet and online service ("OLS") usage in the United States. Conducted quarterly in the United States, this study provides what the Company believes is the most accurate and comprehensive measurement of the size and growth of the Internet and OLS user population. Additionally, the study monitors the online activities of Internet and OLS users, including their brand preferences and satisfaction levels. Subscribers to the study include leading providers of hardware, software and services to the Internet market. Specific product categories tracked include online services, Internet access providers, browsers, search engines, hardware for accessing the Internet, and electronic commerce. Databases are delivered via hard copy reports and on disk.

ZONA ADVISORY SERVICES

    In February 1997, the Company merged with Zona Research, Inc. ("Zona Research"), a leading provider of subscription services and reports, custom consulting services and conferences that focus on trends in the Internet and intranet markets. Zona Research uses a limited amount of quantitative research to support forward-looking projections and analysis designed to help Internet-related vendor companies successfully develop marketing strategies. The Company hosts several conferences annually under the Zona Research name on a variety of Internet and Intranet related topics.

DATABASE MARKETING INFORMATION SERVICES (MARKETED AS MARKETING INFORMATION
  SOLUTIONS, "MKIS")

CUSTOMER REGISTRATION PRODUCTS

    IntelliQuest offers innovative customer registration software products that provide technology vendors with a cost-effective way of identifying customers and customer specific information. The Company's customer registration products include both customized and standard turnkey programs. The Company's proprietary software provides for questionnaire logic with complete multimedia capabilities, including the ability to incorporate voice and high-resolution graphics into registration products. OEM hardware manufacturers typically pre-load the software on their products so that the registration questionnaire automatically appears when the product is booted.

    IntelliQuest offers a comprehensive solution with regard to response media including customer registration responses via Internet, modem, diskette, fax, or mail. Via its extensive X.25 network, IntelliQuest can now process online calls in over 100 countries and 500 cities. Through the use of its technologies, IntelliQuest has been able to achieve customer registration rates that the Company believes are significantly higher than those achievable through traditional approaches and to collect substantially more information per questionnaire in comparison to the questionnaires used in those approaches.

    In addition to collecting customer data, the Company also provides Affinity Marketing Services, exclusive electronic marketing offers presented to end-users during the electronic registration process as an incentive or gratitude for taking the time to register. If the end-user takes part in the offer, the IntelliQuest client receives a commission, thereby enabling clients to leverage the registration process to generate a revenue stream, while laying the groundwork for future electronic commerce as the end-user places an "order" electronically.

INTELLICIS

    In December 1997, IntelliQuest entered into an exclusive licensing agreement with First Data Solutions ("First Data"), a premier provider of consumer, lifestyle and public record information. As a result, the Company began offering database marketing products and services under the IntelliCIS product family, focusing on the information needs of high technology, telecommunications, utility and cable industries. The first product line, IntelliCIS Information, provides data to help clients better identify and understand their customers, including high quality external data such as demographic, lifestyle and public record information. In the future, the Company intends to introduce business-to-business, small-office-home-office (SOHO) and international data products. The customer registration products and services described above have been re-positioned as a component of the IntelliCIS Information product line. The second product line, IntelliCIS Enhance, appends specific domestic consumer demographic and lifestyle information to customer data and provides data cleansing and processing services to provide actionable data that clients can use for more effective customer acquisition, retention programs, cross-selling and upselling. The product line IntelliCIS Insight offers consulting and training in database marketing best practices implementation and the MkIS User Forum, an organization designed to enhance the professional development of the attendees through the exchange of ideas and experience in the implementation of database marketing solutions.

CUSTOMERS

    During 1997, the Company served approximately 270 vendors: 3Com, 3M, Apple Computer, AT&T, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, Intel, MicroHelp, Microsoft, Netscape, Novell, Symantec, Texas Instruments, Toshiba and US West; publishers that market to technology advertisers, including Dow Jones, Gannett, Time Warner and Ziff-Davis; and telecommunications vendors, including GTE, MCI and Sprint. The Company's customers have increasingly demanded consistent international market information. Revenues from international market research, which the Company first introduced in 1991, grew to $10.4 million in 1997, or approximately 29% of total revenues.

    In 1997, 87% of the Company's total revenues were generated from the sale of continuous services, and the Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such sources. The remainder of the Company's revenues was derived from custom projects for proprietary research. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's two largest customers, IBM and Hewlett-Packard, accounted for 17.2% and 10.5%, respectively, of 1997 revenues. No other customer accounted for 10% or more of revenues in 1997. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is significant consolidation of companies in the technology industries served by the Company, a trend that the Company believes will continue. Consolidation among the Company's top customers could adversely affect customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers.

SALES AND MARKETING

    IntelliQuest has historically generated most of its new business through customer referrals supplemented by its own sales and marketing efforts. The Company has historically maintained a small, focused direct sales force to market the Company's products and services to potential new customers, and during the last half of 1997 began to develop a formal sales management structure. In 1997, the Company increased the sales force from 9 to 26 individuals. As the Company develops new products and services targeted at more complex, integrated marketing solutions, it will need to continue to expand its direct sales force. There can be no assurance that the Company will be able to successfully develop or manage such a sales force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Expansion of Direct Sales Force."

    The Company also trains and encourages all of its employees to monitor the information needs of existing customers in order to provide additional products and services. In addition, the Company's senior management actively participates in developing and maintaining customer relationships.

    The Company's primary marketing event is the annual IntelliQuest Brand Tech Forum (the "Forum"), attended by over 400 of the technology industry's marketing professionals. The conference features outside speakers on a variety of topics related to branding and technology marketing, and provides a public showcase for the Company's products and services. The 1997 Forum was co-hosted by the Wall Street Journal and sponsored by Ziff-Davis and Beyond Computing. In addition, the Company sponsors a variety of user conferences for subscribers to its information products. These conferences provide customer feedback on potential product improvements and service enhancements. The Company also conducts conferences on specific topics for technology marketers such as pricing technology products, aftermarketing and product registration, database marketing, evaluating emerging technologies and Internet and Intranet trends.

    Publishers frequently contract with IntelliQuest to conduct research that is published or distributed to technology companies. The Company also provides data for editorial use, including providing USA Today with biweekly survey information for the USA Today/IntelliQuest Website Evaluations (Webscore).

PRODUCT DEVELOPMENT AND TECHNOLOGY

    The Company is actively developing new subscription-based information products. The Company focuses its product development efforts in areas where there is a demonstrated customer demand for consistent worldwide market research but where quality research is cost prohibitive unless shared among several customers.

    The Company is also investing in enabling technologies that increase the quality and efficiency of the data collection process. This includes continued enhancements to the Company's proprietary ReplyQuest software to enable it to operate on the Web. The Company is currently in Beta testing for SurveyNet, a web solution developed leveraging the ReplyQuest technology. The Company has also entered into a licensing agreement with Quantime Limited for use of its web survey technology, to which the Company has added expanded features. Additionally, the Company expects to use web based technology to field surveys on the Technology Panel, thereby lowering data collection costs and further reducing turnaround time on panel studies.

    The Company is also developing tools to further automate existing processes for data collection and analysis. This includes software that integrates the survey application with reporting packages, an automated graphical-user-interface-based survey builder to enhance the productivity of programmers in several aspects of the data collection process, and additional interactive features such as electronic cross tabulation and data manipulation for client use.

    The Company is continuing to develop new products and technologies, such as its X.25 network, which can now process online calls in over 100 countries and 500 cities. The Company has also recently announced a new product family called IntelliCIS, which provides customer, prospect and market research information to technology manufacturers and service providers based on worldwide customer registrations and in-house customer data.

COMPETITION

    The technology-focused market research industry is highly competitive. The principal bases of competition in the Company's business are quality, industry knowledge, data delivery, geographic coverage, cost-effectiveness and customer service. The Company has traditionally competed directly with relatively small local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer registration software, such as Leader, Inc., as well as vendors' own customer registration software. In its other product groups, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.);
(ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., Information Resources, Inc. and The NPD Group, Inc.); (iii) analyst-based, general business consulting, and (iv) database marketing (such as Axciom Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company. Such competition could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Competition."

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

EMPLOYEES

    As of December 31, 1997, IntelliQuest employed a total of 277 persons on a full-time basis, consisting of 193 research and other technical, 35 sales and marketing and 49 operations staff. The Company also employed part-time individuals in its field operations, representing approximately 121 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in approximately 38,100 square feet of office space in Austin, Texas. These facilities accommodate corporate administration, research and analysis, marketing, sales and customer support. The lease on this facility expires in 2002. The Company also leases additional office space in Austin and College Station, Texas; Atlanta, Georgia; Redwood City and Costa Mesa, California; Whitehouse, New Jersey; New York, New York; Stanford, Connecticut; Naperville, Illinois and London, England to support its research and analysis. The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                      AGE                               POSITION
------------------------------------      ---      -----------------------------------------------------------
Peter Zandan........................          45   Chairman
Brian Sharples......................          37   President, Chief Executive Officer and Director
Susan M. Georgen-Saad...............          40   Chief Financial Officer
Ed Frazier..........................          51   Chief Operating Officer
Charles W. Stryker..................          50   Senior Vice President of Zona/Consulting and Marketing
                                                    Information Solutions
Marianne Grogan.....................          45   Senior Vice President of Syndicated Marketing Research

    PETER ZANDAN founded the Company and has been Chairman and Chief Executive Officer from 1985 to 1997, turning over the Chief Executive Officer position to Brian Sharples in 1997. Prior to founding IntelliQuest, he was an industry consultant and lectured at the University of Texas at Austin from 1985 to 1986.

    BRIAN SHARPLES joined IntelliQuest as Senior Vice President in 1990, was named President in 1991, director in 1992, and Chief Executive Officer in 1997. Prior to joining IntelliQuest, he was a consultant in the high technology practice of Bain & Company, Inc. and Chief Executive Officer of Practical Productions, Inc., an event-based automotive distribution business.

    SUSAN M. GEORGEN-SAAD joined IntelliQuest in 1997 as its Chief Financial Officer. From 1996 to 1997, Ms. Georgen-Saad was Chief Financial Officer for Clinicor, Inc., a publicly traded company providing clinical research services to the pharmaceutical, biotechnology and medical device industries. From 1994 to 1996, Ms. Georgen-Saad served as Senior Vice President, Finance for the Texas Workers' Compensation Insurance Fund, a competitive insurance company. From 1991 to 1994, she maintained a professional practice as a financial services consultant.

    ED FRAZIER joined IntelliQuest in 1998 as its Chief Operating Officer. From 1995 to 1997, Mr. Frazier was Senior Vice President and Chief Information Officer for Neodata, a company that services the direct marketing industry by providing subscription fulfillment, database marketing, product distribution and telephone customer services. From 1989 to 1995, he was employed by TRW Information Systems and Services as Director of Operations and Technical Services.

    CHARLES W. STRYKER joined IntelliQuest in 1998 as Senior Vice-President Zona/Consulting and Marketing Information Solutions and served as a Director from October 1997 to March 1998. From 1991 to 1997 he was founder and President of MkIS User Forum and Information Technology Forum, companies providing marketing information, consulting and service products to executive and technology companies.

    MARIANNE GROGAN joined IntelliQuest in 1992, heading the Media Research division and company's Marketing Department before being placed in charge of the Syndicated Products Division as Senior Vice-President. From 1982 to 1992, Ms. Grogan was president of Leading National Advertisers ("LNA"), the largest provider of consumer magazine advertising expenditure information to publishers, agencies and advertisers. In 1992, Ms. Grogan was named executive vice president of Competitive Media Reporting, a joint venture between LNA and BAR.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol IQST. The following table sets forth, for the fiscal year periods indicated, the high and low sale prices of the Common Stock as reported by NASDAQ.

1997                                                                        HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
First Quarter...........................................................  $  26.500  $  14.000
Second Quarter..........................................................  $  22.750  $  12.000
Third Quarter...........................................................  $  24.750  $  17.000
Fourth Quarter..........................................................  $  21.750  $  12.625

    On February 28, 1998, there were approximately 49 holders of record of the Company's Common Stock. The approximate number of beneficial shareholders was 1,500 on February 28, 1998.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                             1993       1994         1995        1996       1997
                                                           ---------  ---------  ------------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Continuous services....................................  $   4,756  $  10,921  $     16,782  $  23,719  $  31,778
  Other services.........................................      2,039      3,647         2,930      4,648      4,765
                                                           ---------  ---------  ------------  ---------  ---------
Total revenues...........................................      6,795     14,568        19,712     28,367     36,543

Operating expenses:
  Cost of revenues.......................................      3,583      8,635        10,253     13,949     19,703
  Sales, general and administrative......................      3,069      4,404         6,031      7,738     12,214
  Product development....................................        880      1,545         1,979      3,644      2,796
  Depreciation and amortization..........................        161        275           328        701      1,032
                                                           ---------  ---------  ------------  ---------  ---------
Total operating expenses.................................      7,693     14,859        18,591     26,032     35,745
                                                           ---------  ---------  ------------  ---------  ---------
Operating income (loss)..................................       (898)      (291)        1,121      2,335        798
                                                           ---------  ---------  ------------  ---------  ---------
Interest income and other................................         12         12            49        875      1,955
Interest expense.........................................        (32)       (25)          (31)       (17)        (9)
                                                           ---------  ---------  ------------  ---------  ---------
Income (loss) before income taxes........................       (918)      (304)        1,139      3,193      2,744
Provision (benefit) for income taxes (1).................         (1)         2           593        984        583
                                                           ---------  ---------  ------------  ---------  ---------
Net income (loss)........................................  $    (917) $    (306) $        546  $   2,209  $   2,161
                                                           ---------  ---------  ------------  ---------  ---------
                                                           ---------  ---------  ------------  ---------  ---------
Basic net income (loss) per share........................  $   (0.30) $   (0.16) $       0.08  $    0.32  $    0.26
Diluted net income (loss) per share......................  $   (0.30) $   (0.16) $       0.07  $    0.30  $    0.25
Basic weighted average shares............................      3,550      3,550         3,550      6,667      8,372
Diluted weighted average shares..........................      3,550      3,550         3,972(2)     7,317     8,519


                                                                                 DECEMBER 31,
                                                           --------------------------------------------------------
                                                             1993       1994         1995        1996       1997
                                                           ---------  ---------  ------------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................................  $     893  $   1,167  $      1,956  $  54,817  $  46,636
Total assets.............................................      5,840      6,074         8,107     64,282     67,407
Common stockholders' equity (deficit)....................     (2,445)    (1,892)         (974)    57,202     59,870

------------------------

(1) The Company changed from S Corporation to C Corporation status for tax purposes effective May 1993. Income taxes for 1993 are calculated on earnings from the effective date of the change to a C Corporation to the end of that year.

(2) The effect of the assumed conversion of the Company's redeemable convertible preferred stock is anti-dilutive, and, therefore, has not been included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES, RELIANCE ON KEY CUSTOMERS/TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE ACQUISITIONS; COMPETITION; DEPENDENCE ON KEY PERSONNEL; EXPANSION OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, AS FURTHER DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    IntelliQuest is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. IntelliQuest supplies customers with timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company uses its proprietary databases, software and subscription-based strategic consulting services to help technology companies track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. The Company also licenses custom proprietary software applications and associated services to technology manufacturers for customer registration. In 1997, approximately 87% of the Company's revenues were derived from continuous services and 13% from non-recurring services, primarily proprietary project research. See "Business--Products and Services."

    In May 1996, the Company merged with Pipeline Communications, Inc. ("Pipeline"), a leading provider of electronic customer registration services. The transaction was accounted for as a pooling of interests; as such, the Company's results of operations for all periods and financial condition for all dates disclosed herein have been restated to include those of Pipeline. In February 1997, the Company merged with Zona Research, Inc. ("Zona Research"), a privately held company that provides in-depth analysis and assessment of the Internet and intranet markets based upon factual market data and observations. The transaction was accounted for as a pooling of interests; thus the Company's results of operations and financial condition for all data disclosed herein include those of Zona Research, and all periods presented have been restated. Due primarily to the Company's strategic decision to substantially increase its emphasis on worldwide renewable products and services, the Company's total revenues increased from $19.7 million in 1995 to $36.5 million in 1997.

    The Company's continuous services are composed of renewable subscription-based products as well as renewable proprietary products and recurring conferences. The Company's renewable subscription-based product revenues are derived substantially from four product families: IntelliTrack IQ, World Wide Internet Tracking Study ("WWITS"), the Computer Industry Media Study ("CIMS"), and Zona Advisory Services. Payments for IntelliTrack IQ, WWITS and Zona Advisory Services contracts are generally made in advance of the subscription period or on a quarterly basis, and revenues are recognized pro rata over the period of the contract. CIMS subscribers generally pay 50% in advance and 50% upon delivery of the final study. Substantially all CIMS revenues and related costs are recognized upon delivery of the final study, which typically occurs in the third quarter. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies and customer information products. Revenues from the customer information products are derived from a variety of sources, including proprietary customer registration products and proprietary customer satisfaction products. Renewable customer information revenues include data medium sales, processing fees and reporting fees. These renewable proprietary products are furnished pursuant to contracts that are generally renewable annually and provide various payment terms including 50% in advance and 50% upon delivery, periodic units shipped/processed, percentage of completion and advance deposits. Revenues for renewable proprietary products are recognized on a percentage of completion and actual units shipped/processed basis. The Company hosts various conferences annually which provide a forum for presentation and discussion of technology issues. Revenue for conferences is recognized in the period which the conference takes place. Attendee and sponsorship fees are typically paid in advance.

    During 1997 the Company changed the classification of continuous services to include recurring conferences. This classification has been made for all periods presented.

    The Company's other services are composed of non-recurring proprietary research and non-recurring conferences. Most proprietary projects are billed 50% in advance and 50% upon delivery. Revenue is recognized on a percentage of completion basis.

    The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of December 31, 1997, the Company had entered into open forward contracts for U.S. dollar / British pound sterling transactions with a notional value of approximately $858,000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period:

                                                                                                      PERCENT INCREASE
                                                                                                         (DECREASE)
                                                          PERCENT OF TOTAL REVENUE FISCAL YEAR   --------------------------
                                                                   ENDED DECEMBER 31,            FISCAL 1996   FISCAL 1997
                                                          -------------------------------------  OVER FISCAL   OVER FISCAL
                                                             1995         1996         1997         1995          1996
                                                          -----------  -----------  -----------  -----------  -------------
Revenues:
  Continuous services...................................       85.1%        83.6%        87.0%        41.3%         34.0%
  Other services........................................       14.9         16.4         13.0         58.6           2.5
                                                              -----        -----        -----
  Total revenues........................................      100.0        100.0        100.0         43.9          28.8
  Operating expenses:
    Cost of revenues....................................       52.0         49.2         53.9         36.0          41.3
    Sales, general and administrative...................       30.6         27.3         33.4         28.3          57.8
    Product development.................................       10.0         12.8          7.7         84.1         (23.3)
    Depreciation and amortization.......................        1.7          2.5          2.8        113.7          47.2
                                                              -----        -----        -----
Total operating expenses................................       94.3         91.8         97.8         40.0          37.3
                                                              -----        -----        -----
Operating income........................................        5.7          8.2          2.2        108.3         (65.8)
                                                              -----        -----        -----
  Interest income and other.............................        0.2          3.2          5.3       1683.7         123.4
  Interest expense......................................       (0.2)        (0.1)         0.0        (45.2)        (47.1)
                                                              -----        -----        -----
Income before income taxes..............................        5.7         11.3          7.5        180.3         (14.1)
                                                              -----        -----        -----
Provision for income taxes..............................        3.0          3.5          1.6         65.9         (40.8)
                                                              -----        -----        -----
Net income..............................................        2.7%         7.8%         5.9%       304.6          (2.2)
                                                              -----        -----        -----
                                                              -----        -----        -----

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

    TOTAL REVENUES. Total revenues increased 28.8% in 1997 to $36.5 million from $28.4 million in 1996. Revenues from continuous services increased 34.0% to $31.8 million in 1997 from $23.7 million in 1996 due primarily to the execution and new sales of customer information products as well as increased demand for proprietary tracking products, the increased number of subscribers for the four subscription-based product families and sales under database licensing agreements executed in December 1997. Other revenues increased 2.5% to $4.8 million in 1997 from $4.6 million in 1996, due primarily to growth of the Company's non-recurring proprietary projects and technology panel research. Revenues attributable to international market research increased 32.4% to $10.4 million in 1997 from $7.9 million in 1996.

    COST OF REVENUES. Cost of revenues increased 41.3% to $19.7 million in 1997 from $13.9 million in 1996. Cost of revenues increased as a percentage of revenues to 53.9% in 1997 from 49.2% in 1996. The increase in cost of revenues as a percentage of revenues reflects an increase in the unit cost for proprietary research projects, an increase in overall fixed costs associated with syndicated products, and a higher ratio of custom panel work and disk sale revenue each with lower gross margins.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 57.8% to $12.2 million (33.4% of total revenues) during 1997 from $7.7 million (27.3% of total revenues) during 1996. The increase was a result of costs to build infrastructure throughout 1997. During 1997, the Company strengthened its management team with the addition of several highly seasoned executives. The Company also committed significant resources in the reorganization of its sales and marketing infrastructure. This resulted in an increase in recruiting fees, relocation fees and severance payments. The Company anticipates that during the first half of 1998, sales, general and administrative expenses will continue to exceed historical trends due to continued emphasis on building infrastructure. Merger costs for 1997 were $140,000 or 0.4% of revenue.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor and data collection charges, dedicated to the development of new products and proprietary processes. Product development expenses decreased to $2.8 million during 1997 from $3.6 million during 1996, a 23.3% decrease. Product development costs decreased as a percent of revenue to 7.7% in 1997 from 12.8% in 1996 attributable to the fact that expenses in 1996 were unusually high due to three large product efforts. Due to the fact that the Company competes in a market characterized by rapid and continual technological change, it anticipates adding new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. As a result of the uncertainty of these market demands, future product development expenses may fluctuate.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 47.2% to $1.0 million in 1997 from $701,000 in 1996. This increase was due to a high level of property and equipment purchases in 1997 as a result of a significant increase in number of employees and capital equipment acquisitions during mid-year 1996 including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

    INCOME TAXES. The Company's provision for income taxes represents 21.2% and 30.8% of income before income taxes for 1997 and 1996, respectively. The 1996 and 1997 rates are below the Company's combined federal and state income tax rates principally due to tax-free investment income.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    TOTAL REVENUES. Total revenues increased 43.9% in 1996 to $28.4 million from $19.7 million in 1995. Revenues from continuous services increased 41.3% to $23.7 million in 1996 from $16.8 million in 1995 due primarily to the execution and new sales of customer information products as well as increased demand for proprietary tracking products and the increased number of subscribers for the four subscription-based product families. Other revenues increased 58.6% to $4.6 million in 1996 from $2.9 million in 1995 due primarily to growth of the Company's Technology Panel research. Revenues attributable to international market research increased 61.7% to $7.9 million in 1996 from $4.9 million in 1995.

    COST OF REVENUES. Cost of revenues increased 36.0% to $13.9 million in 1996 from $10.3 million in 1995. Cost of revenues decreased as a percentage of revenues to 49.2% in 1996 from 52.0% in 1995. The decrease in cost of revenues as a percentage of revenues reflects the Company's efforts to leverage its fixed labor costs through its investments in new products and proprietary processes. The Company's development and expansion of subscription-based products allow the Company to sell substantially similar products to a greater number of clients, thus increasing revenues without similarly increasing cost of revenues. Furthermore, the Company's improvements in its proprietary processes (including more consistently applied research methodologies and faster and more accurate data processing) reduce the costs of research and data processing.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses increased 28.3% to $7.7 million (27.3% of total revenues) during 1996 from $6.0 million (30.6% of total revenues) during 1995. The increase was a result of several items including additional expenses associated with becoming a public company and the merger with Pipeline, as well as expansion of the Company's sales and marketing departments and its United Kingdom facilities. Merger costs for 1996 were $231,000. The decrease as a percentage of total sales was primarily due to the Company's ability to leverage its fixed costs over a higher revenue base.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased to $3.6 million during 1996 from $2.0 million during 1995, an 84.1% increase. The increase was due to the Company's increased development efforts on Internet related products.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 113.7% from $328,000 during 1995 to $701,000 during 1996. This increase was due to a high level of capital equipment acquisitions including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

    INCOME TAXES. The Company's provision for income taxes represents 52.1% and 30.8% of income before income taxes for 1995 and 1996, respectively. The 1996 rate is below the Company's combined federal and state income tax rates due to a combination of two factors. The net proceeds from the Company's initial and follow-on public offerings in 1996 have typically been invested in tax-free instruments and the Company had not recorded any income tax benefit prior to 1996 resulting from operating losses generated by Pipeline.

SELECTED QUARTERLY OPERATING RESULTS

    The following tables set forth unaudited consolidated statement of operations data for each of the eight quarters in the period beginning March 31, 1996 and ending December 31, 1997, as well as the percentage of the Company's total revenues represented by each item. In management's opinion, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         QUARTER ENDED
                           ---------------------------------------------------------------------------------------------------------
                                            JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,     JUNE 30,     SEPTEMBER 30,
                           MARCH 31, 1996     1996           1996             1996            1997         1997           1997
                           --------------  -----------  ---------------  ---------------  ------------  -----------  ---------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total revenues...........  $   4,414       $   5,283      $   9,544        $   9,126       $   7,484    $   7,517      $  12,527
Gross margin.............      2,536           3,084          4,321            4,477           3,527        3,467          5,316
Net income (loss)........  $     157       $     204      $     932        $     916       $     583    $     814      $   1,382
                              ------       -----------       ------           ------          ------    -----------      -------
                              ------       -----------       ------           ------          ------    -----------      -------
Net income (loss) per
  share:
  Basic..................  $    0.02       $    0.03      $    0.13        $    0.11       $    0.07    $    0.10      $    0.16
  Diluted................  $    0.02       $    0.03      $    0.12        $    0.11       $    0.07    $    0.09      $    0.16
Weighted average shares:
  Basic..................      3,962           7,246          7,307            8,153           8,338        8,348          8,390
  Diluted................      4,358(1)        7,490          7,478            8,324           8,475        8,560          8,587


                                                               AS A PERCENTAGE OF TOTAL REVENUES
                           ---------------------------------------------------------------------------------------------------------
Total revenues...........      100.0           100.0          100.0            100.0           100.0        100.0          100.0
Gross margins............       57.5            58.4           45.3             49.0            47.1         46.1           42.4
Net income (loss)........        3.6%            3.9%           9.8%            10.0%            7.8%        10.8%          11.0%
                              ------       -----------       ------           ------          ------    -----------      -------
                              ------       -----------       ------           ------          ------    -----------      -------


                            DECEMBER 31,
                                1997
                           ---------------

CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total revenues...........    $   9,015
Gross margin.............        4,530
Net income (loss)........    $    (618)
                                ------
                                ------
Net income (loss) per
  share:
  Basic..................    $   (0.07)
  Diluted................    $   (0.07)
Weighted average shares:
  Basic..................        8,410
  Diluted................        8,410

Total revenues...........        100.0
Gross margins............         50.2
Net income (loss)........         (6.9)%
                                ------
                                ------

------------------------------

(1) The assumed conversion of the Company's redeemable convertible preferred stock is anti-dilutive and, therefore, has not been included.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash of $1.8 million and short term investments of $40.8 million and working capital of $46.6 million.

    During the twelve months ended December 31, 1997, the Company generated $2.7 million of cash from operations as compared to $428,000 during the prior year. The change is primarily due to an increase in the receivable balances from 1995 to 1996 in relation to sales causing a greater use of cash from operations in 1996 as compared to fiscal years ending December 31, 1997 and 1995.

    The Company generated $428,000 of cash from operations for the year ended December 31, 1996 as compared to $569,000 of cash from operations for the prior year. The decrease in cash flow from operations was due to a combination of offsetting factors. Although the Company's increased earnings provided an increase in cash flow, an increase in its accounts receivable, which resulted from typical billing activity as discussed below, caused an offsetting decrease in cash flow.

    Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of December 31, 1997 and 1996, the Company had $2.4 million and $2.8 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of December 31, 1997 and 1996, the Company had $2.8 million and $2.7 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

    For the years ended December 31, 1997 and 1996, net cash used in investing activities was $2.0 million and $52.9 million, respectively. During 1996 the Company invested net proceeds from its initial and follow-on public offerings. There were no public offerings in 1997 to generate cash for investment activity. In 1997 cash was used to purchase an exclusive licensing agreement to market and sell customer information products and to acquire property and equipment for an increase in headcount.

    For the years ended December 31, 1996 and 1995, net cash used in investing activities was $52.9 million and $787,000, respectively. This increase in cash used was primarily due to the Company's investment of the net proceeds from its initial and follow-on public offerings that closed in March and October 1996, respectively, in short term investments. The increase also resulted from the relatively high level of equipment, furniture and leasehold improvement expenditures during 1996 resulting from the establishment and expansion of new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

    The Company periodically considers acquisitions of companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies. The Company may undertake such acquisitions during 1998. At present, however, it has no commitments or agreements with respect to any such acquisition other than its acquisition of certain assets of Information Technology Forum, Inc. in January 1998.

    Financing activities provided cash of $306,000 during 1997 and $51.5 million during 1996. During 1996 the Company generated net proceeds from its initial and follow-on public offerings. There were no public offerings in 1997 to generate cash.

    Financing activities provided cash of $51.5 million during fiscal 1996 and $558,000 during fiscal 1995. The increased cash flow was generated by net proceeds from the Company's initial and follow-on public offerings that closed in March and October 1996, respectively.

    During 1997 and 1996 the Company maintained a $3 million revolving bank line of credit to fund cash requirements from time to time. Borrowings under such line of credit bore interest at a rate per annum equal to the prime rate and were subject to compliance by the Company with certain financial covenants.

The line of credit matured on November 21, 1997 and was not renewed due to quick access to investment balances. At December 31, 1997 the Company held $40.8 million in short-term investments, primarily tax-free municipal notes and bonds.

    The Company believes that the cash flows from operations, together with existing cash balances and short term investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Beyond that time, if cash flows from operations are not sufficient to satisfy its financing needs, the Company may seek additional funding through bank lines of credit and the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.

YEAR 2000

    The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

STOCK REPURCHASE PROGRAM

    In January 1998, the Board of Directors approved the repurchase of 850,000 shares of the Company's common stock. As of the date of this filing there have been no repurchases under the plan.

RISK FACTORS

    RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES. The Company hopes to achieve a significant portion of its future revenue growth through the expansion of its customer registration business and the development of database marketing products associated with the registration business. The Company has minimal experience in the database marketing industry and there can be no assurance that the Company will be successful in developing and marketing its new line of database marketing products. The Company also intends to rely in large part on strategic alliances and the acquisition of related technologies in order to expand its offerings under the MKIS product lines. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by such alliances and acquisitions, and no assurance can be given that such alliances and acquisitions will be managed without a material adverse effect on the business of the Company. The Company intends to process its database marketing solutions through an arrangement with First Data Solutions ("First Data"), with whom the Company has a perpetual, but cancelable, contract to provide such services. The Company currently has no other means of providing alternative methods of processing in the event of a natural catastrophe, cancellation of the contract, or other unforeseeable event. In addition, a significant amount of projected database marketing revenues is attributable to a licensing agreement with First Data, which is cancelable by either party under certain conditions. See "Business-- Growth Strategy."

    RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION. The Company has relied on a limited number of key customers for the majority of its revenues. The Company's 10 largest customers in 1995, 1996 and 1997 generated 54.4%, 58.8% and 55.1%, respectively, of the Company's revenues in each of those periods. In 1997, the Company's two largest customers, IBM and Hewlett-Packard, each accounted for over 10% of the Company's revenues and together accounted for 27.7% of revenues. The Company expects that two customers will each account for over 10% of revenues in 1998 as well. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. Consolidation among the Company's top customers could adversely affect aggregate customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers. The loss of one or more of the Company's large customers or a significant reduction in business from such customers, regardless of the reason, would have a material adverse effect on the Company. See "Business--Customers" and "Business--Sales and Marketing."

    DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS. In 1997, 87.0% of the Company's revenues were derived from subscriptions to the Company's renewable subscription-based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. To the extent that customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high-quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results. See "Business--Sales and Marketing."

    FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. The Company expects that revenues from customer registration products will continue to increase during 1998. However, such revenues are primarily a function of the timing of customer shipments, which can be difficult to forecast and over which the Company has no control. Any delay in customer orders for the Company's customer registration products, or a decrease in orders due to adoption by customers of custom software applications, could have a material adverse effect on the Company's future operating results. Substantially all revenues and expenses attributable to the Company's CIMS product for a particular year are recognized when the final study is completed and delivered, usually in the third quarter of that year. Delay in delivering the final study in any given year could postpone recognition of such revenues and expenses until the fourth quarter of such year, which would materially affect operating results for such third and fourth quarters. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which tends to reduce the Company's third quarter gross margin below that of other quarters. Many of the Company's customers operate in industry segments that are becoming increasingly seasonal as technology vendors have increased their focus on consumer markets, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of such customers. This may translate into seasonal demand for the Company's products, particularly the customer registration products. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the timing of orders from customers, the size and timing of orders for customer registration products, response rates on customer information products, delays in development and customer acceptance of custom software applications, product or panel development expenses, new product or service introductions or announcements by the Company or its competitors, levels of market acceptance for new products and services, the hiring and training of additional staff and customer demand for market research, as well as general economic conditions. Because a significant portion of the Company's overhead is fixed in the short term and because spending commitments must be made in advance of revenue commitments by customers, the Company's results of operations may be materially adversely affected in any particular quarter if revenues fall below the Company's expectations. These factors, among others, make it likely that in some future quarter the

Company's operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of the Company's Common Stock.

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

    The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. As part of this strategy, the Company merged with Zona Research, Inc. ("Zona Research") in February 1997 and acquired certain assets of Information Technology Forum, Inc. ("ITF") in January 1998. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that the integration of the Pipeline and Zona Research mergers, the ITF acquisition, or any possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share. See "Business--Growth Strategy."

    COMPETITION. Overall, the technology-focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer information software, such as Leader, Inc., as well as vendors' own customer information software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.);
(ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., Information Resources, Inc. and The NPD Group, Inc.); (iii) analyst-based, general business consulting and (iv) database marketing (such as Axciom Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors. See "Business-- Competition."

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

    EXPANSION OF DIRECT SALES FORCE. The Company has historically relied on customer referrals, supplemented by its own sales and marketing efforts, to generate the majority of its revenue growth. During the second half of 1997 the Company began to develop a formal sales management structure and has increased the sales force in 1997 from 9 to 26 individuals. As the Company develops new products and services targeted at more complex, integrated marketing solutions, it intends to continue to expand its sales force. The Company's plans for future growth may depend in part on, among other things, its unproven ability to hire, train, deploy, manage and retain an increasingly large and more sophisticated direct sales force. There can be no assurance that the Company will be able to develop or manage such a sales force. See "Business--Sales and Marketing."

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer information products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop Internet-based information collection tools. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results. See "Business--Products and Services" and "Business--Product Development and Technology."

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

    HISTORY OF NET LOSSES; UNCERTAIN PROFITABILITY. The Company incurred net losses in each year from 1991 through 1994 before recording a net profit in each of 1995 and 1996 and 1997. In view of the Company's prior operating history, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 24.7%, 27.8% and 28.6%, respectively, of the Company's revenues for 1995, 1996 and 1997. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near-term results of operations. Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INTELLIQUEST INFORMATION GROUP, INC.
                   INDEX TO CONSOLDIATED FINANCIAL STATEMENTS

Report of Independent Accountants.....................................................          32

Consolidated Balance Sheet............................................................          33

Consolidated Statement of Operations..................................................          34

Consolidated Statement of Common Stockholders' Equity (Deficit).......................          35

Consolidated Statement of Cash Flows..................................................          36

Notes to Consolidated Financial Statements............................................          37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IntelliQuest Information Group, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IntelliQuest Information Group, Inc. and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Austin, Texas
February 10, 1998

                      INTELLIQUEST INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $     734  $   1,785
  Short term investments....................................................................     51,152     40,752
  Accounts receivable, net of allowances for doubtful accounts of $341 and $375,
    respectively............................................................................      6,636      7,904
  Unbilled revenues.........................................................................      2,651      2,840
  Projects in process.......................................................................         98        127
  Prepaid expenses and other assets.........................................................        324        593
                                                                                              ---------  ---------
    Total current assets....................................................................     61,595     54,001
Property and equipment, net.................................................................      2,396      4,436
License agreement...........................................................................     --          7,500
Other assets................................................................................        291      1,470
                                                                                              ---------  ---------
    Total assets............................................................................  $  64,282  $  67,407
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................  $   1,930  $   2,474
  Accrued liabilities.......................................................................      1,795      1,918
  Deferred revenues.........................................................................      2,800      2,420
  Other current liabilities.................................................................        253        553
                                                                                              ---------  ---------
    Total current liabilities...............................................................      6,778      7,365
Deferred rent and other.....................................................................        302        172
                                                                                              ---------  ---------
    Total liabilities.......................................................................      7,080      7,537

Commitments and contingencies (Note 9)

Common stockholders' equity:
  Common stock, $.0001 par value, 30,000,000 shares authorized, 8,332,000 and 8,411,000
    shares issued and outstanding, respectively.............................................          1          1
  Capital in excess of par value............................................................     58,362     58,834
  Deferred compensation.....................................................................        (47)       (33)
  Other.....................................................................................         25         46
  Accumulated earnings (deficit)............................................................     (1,139)     1,022
                                                                                              ---------  ---------
    Total common stockholders' equity.......................................................     57,202     59,870
                                                                                              ---------  ---------
    Total liabilities and common stockholders' equity.......................................  $  64,282  $  67,407
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1995        1996        1997
                                                                             ----------  ----------  ----------
Revenues:
  Continuous services......................................................  $   16,782  $   23,719  $   31,778
  Other services...........................................................       2,930       4,648       4,765
                                                                             ----------  ----------  ----------
    Total revenues.........................................................      19,712      28,367      36,543

Operating expenses:
  Cost of revenues.........................................................      10,253      13,949      19,703
  Sales, general and administrative........................................       6,031       7,738      12,214
  Product development......................................................       1,979       3,644       2,796
  Depreciation and amortization............................................         328         701       1,032
                                                                             ----------  ----------  ----------
    Total operating expenses...............................................      18,591      26,032      35,745
                                                                             ----------  ----------  ----------
Operating income...........................................................       1,121       2,335         798
                                                                             ----------  ----------  ----------

Other income (expense):
  Interest income and other................................................          49         875       1,955
  Interest expense.........................................................         (31)        (17)         (9)
                                                                             ----------  ----------  ----------
  Income before income taxes...............................................       1,139       3,193       2,744
Provision for income taxes.................................................         593         984         583
                                                                             ----------  ----------  ----------
Net income.................................................................  $      546  $    2,209  $    2,161
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic net income per share.................................................  $      .08  $      .32  $      .26
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted net income per share...............................................  $      .07  $      .30  $      .25
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic weighted average number of common and common equivalent shares
  outstanding..............................................................   3,550,000   6,667,000   8,372,000
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted weighted average number of common and common equivalent shares
  outstanding..............................................................   3,972,000   7,317,000   8,519,000
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
        CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK                                                  TOTAL
                                           ---------------------  CAPITAL IN              ACCUMULATED    STOCKHOLDERS'
                                                          PAR      EXCESS OF                EARNINGS        EQUITY
                                             SHARES      VALUE     PAR VALUE     OTHER     (DEFICIT)       (DEFICIT)
                                           ----------  ---------  -----------  ---------  ------------  ---------------
Balance, December 31, 1994...............   3,447,000  $       1   $   2,508   $    (850)  $   (3,552)     $  (1,893)
Issuances of common stock................      48,000     --             547      --           --                547
Deferred stock option compensation.......      --         --          --              98       --                 98
Cancellation of stock option
 compensation............................      --         --            (752)        752       --             --
Other....................................      --         --              68         (61)      --                  7
Accretion of preferred stock to
 redemption value........................      --         --          --          --             (279)          (279)
Net income...............................      --         --          --          --              546            546
                                           ----------  ---------  -----------  ---------  ------------       -------
Balance, December 31, 1995...............   3,495,000          1       2,371         (61)      (3,285)          (974)
Accretion of preferred stock to
 redemption value........................      --         --          --          --              (63)           (63)
Conversion of redeemable convertible
 preferred stock and warrants upon
 initial public offering.................   2,118,000     --           5,020      --           --              5,020
Common stock issued upon initial public
 offering, net...........................   1,635,000     --          25,248      --           --             25,248
Common stock issued upon secondary
 offering, net...........................   1,000,000     --          25,572      --           --             25,572
Issuance of common stock under employee
 plans, including tax effects............      84,000     --             151      --           --                151
Other....................................      --         --          --              39       --                 39
Net income...............................      --         --          --          --            2,209          2,209
                                           ----------  ---------  -----------  ---------  ------------       -------
Balance, December 31, 1996...............   8,332,000          1      58,362         (22)      (1,139)        57,202
Issuance of common stock under employee
 plans, including tax effects............      79,000     --             601      --           --                601
Other....................................      --         --            (129)         35       --                (94)
Net income...............................      --         --          --          --            2,161          2,161
                                           ----------  ---------  -----------  ---------  ------------       -------
Balance, December 31, 1997...............   8,411,000  $       1   $  58,834   $      13   $    1,022      $  59,870
                                           ----------  ---------  -----------  ---------  ------------       -------
                                           ----------  ---------  -----------  ---------  ------------       -------

  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1995        1996         1997
                                                                               ---------  -----------  -----------
Cash flows from operating activities:
  Net income.................................................................  $     546  $     2,209  $     2,161
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..........................................        369          812        1,225
      Bad debt expense.......................................................        311          141          374
      Other..................................................................        101           34          104
  Net changes in assets and liabilities:
    Accounts receivable and unbilled revenues................................     (2,092)      (4,768)      (1,831)
    Prepaid expenses and other assets........................................         64         (231)        (269)
    Projects in process......................................................        447          (27)         (29)
    Accounts payable and accrued expenses....................................      1,255        1,262          667
    Deferred revenues........................................................       (426)         883         (380)
    Deferred rent and other..................................................         (6)         113          688
                                                                               ---------  -----------  -----------
      Net cash provided by operating activities..............................        569          428        2,710
                                                                               ---------  -----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments........................................     --         (167,438)    (220,375)
  Sales and maturities of short-term investments.............................     --          116,286      229,263
  Purchases of property and equipment, net...................................       (883)      (1,605)      (3,353)
  Purchase of licensing agreement............................................     --          --            (7,500)
  Other......................................................................         96         (149)     --
                                                                               ---------  -----------  -----------
      Net cash used in investing activities..................................       (787)     (52,906)      (1,965)
                                                                               ---------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................................        547       51,508          472
  Borrowings under line of credit............................................        650          761        2,265
  Repayments on line of credit...............................................       (675)        (575)      (2,451)
  Other......................................................................         36         (158)          20
                                                                               ---------  -----------  -----------
      Net cash provided by financing activities..............................        558       51,536          306
                                                                               ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.........................        340         (942)       1,051
Cash and cash equivalents at the beginning of the period.....................      1,336        1,676          734
                                                                               ---------  -----------  -----------
Cash and cash equivalents at the end of the period...........................  $   1,676  $       734  $     1,785
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------
Supplemental cash flow disclosures:
  Interest paid..............................................................  $      42  $   --       $        31
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------
  Property and equipment acquired under capital leases.......................  $       9  $        47  $   --
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------
  Taxes paid.................................................................  $     305  $       278  $       968
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    During 1995, the Company formed a wholly-owned subsidiary located in London, England. At December 31, 1997, the total assets and liabilities of this subsidiary were approximately $574,000 and $202,000, respectively, net of intercompany eliminations. Net income related to this subsidiary for the year ended December 31, 1997 totaled $109,000. In addition, as more fully described in Note 2, IntelliQuest merged with Pipeline Communications, Inc. during May 1996 and Zona Research, Inc. during February 1997. Unless otherwise specified, references herein to the "Company" or "IntelliQuest" mean IntelliQuest Information Group, Inc. and all of its wholly-owned subsidiaries.

2. MERGERS--PIPELINE COMMUNICATIONS AND ZONA RESEARCH

    In May 1996, IntelliQuest completed a merger with Pipeline Communications, Inc. ("Pipeline") which became a wholly-owned subsidiary of IntelliQuest. A total of 562,500 shares of IntelliQuest common stock and common stock options were exchanged for all outstanding shares of common stock, stock options, and warrants of Pipeline. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements have been restated as if the merger had taken place at the beginning of such periods.

    In February 1997, IntelliQuest completed a merger with Zona Research, Inc. ("Zona Research") in which Zona Research became a wholly-owned subsidiary of IntelliQuest. A total of 250,000 shares of IntelliQuest common stock were exchanged for all the outstanding shares of common stock of Zona Research. The transaction was accounted for as a pooling of interests and, therefore, all prior period financial statements have been restated as if the merger took place at the beginning of such periods.

                      INTELLIQUEST INFORMATION GROUP, INC.

2. MERGERS--PIPELINE COMMUNICATIONS AND ZONA RESEARCH (CONTINUED)
    Combined and separate results of operations for the periods prior to the mergers with Pipeline and Zona Research were as follows (in thousands):

                                                                           1995       1996       1997
                                                                         ---------  ---------  ---------
Revenues:
  IntelliQuest (including Pipeline after May 1996 and Zona Research after February 1997)...............................................  $  16,974  $  24,895  $  36,094
  Pipeline (through May 1996)..........................................      2,140      1,557     --
  Zona Research (through February 1997)................................        598      1,915        449
                                                                         ---------  ---------  ---------
Combined...............................................................  $  19,712  $  28,367  $  36,543
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Net income (loss):
  IntelliQuest (including Pipeline after May 1996 and Zona Research
    after February 1997)...............................................  $     911  $   2,662  $   2,352
  Pipeline (through May 1996)..........................................       (346)       (83)    --
  Zona Research (through February 1997)................................        (19)      (370)      (191)
                                                                         ---------  ---------  ---------
Combined...............................................................  $     546  $   2,209  $   2,161
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

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

REVENUE RECOGNITION

    CONTINUOUS SERVICES

    The Company offers renewable subscription-based products which provide similar information to a number of clients at a shared-cost price. The Company also offers proprietary tracking products that manage ongoing market feedback and proprietary research. Revenue from certain annual subscription-based products (such as Computer Industry Media Study (CIMS)) and the related costs are deferred until delivery. Revenues from other renewable subscription-based and proprietary tracking products containing a subscription period are recognized on a straight-line basis over the subscription period. Revenue from processing transactions is recognized as the transactions are processed for customers. Revenue from conferences is recognized upon completion of each conference. Losses on a given contract are recognized when determined probable.

    During 1997, the Company made a change in how it reports revenue from certain recurring conferences (including Brand Tech Forum). In 1997, revenue from recurring conferences is included in continuous services. Financial information from prior years was reclassified to conform to the 1997 classification of revenues.

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER SERVICES

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

PRODUCT DEVELOPMENT COSTS

    Product development costs include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services and processes and are expensed as incurred. If material, costs to develop software, which is an integral part of a product or service, that are incurred subsequent to attaining technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED". These costs are then amortized on a straight line basis over the estimated economic life or on the ratio of current revenues to total projected product revenues, whichever is greater.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Amortization of assets acquired under capital leases is included in depreciation and amortization.

PROJECT COSTS

    Costs associated with CIMS are deferred and included in projects in process until the results of the study are delivered. These costs include personnel and other direct costs, as well as associated overhead. Upon release of the study, these costs are included in cost of revenues.

    Costs relating to all other projects are expensed as incurred.

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

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SHORT-TERM INVESTMENTS

    Short-term investments are carried at market value, which approximates cost, at the balance sheet date. Short-term investments consist of funds primarily invested in government securities. Investment securities generally have maturities of less than one year.

    The Company accounts for investment securities under SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 1997, all investment securities are classified as available-for-sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, including cash, short-term investments, and trade receivables and payables, approximates fair value. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments in quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant losses on its investments.

FOREIGN CURRENCIES

    The foreign subsidiary operates in a local currency environment. Balance sheet accounts are translated at exchange rates existing at the balance sheet date. Revenue and expense accounts are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated and reported as a separate component of stockholders' equity. There have not been material transaction losses through December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (FAS No. 128). FAS No. 128 provides new guidance on the computation of earnings per share. The Company adopted the statement in the fourth quarter of 1997, as required. SFAS 128 requires all prior earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interest. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares

                      INTELLIQUEST INFORMATION GROUP, INC.

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1995        1996        1997
                                                                   ----------  ----------  ----------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND
                                                                            PER SHARE DATA)
Net income.......................................................  $      546  $    2,209  $    2,161
Preferred stock accretion........................................         279          63      --
                                                                   ----------  ----------  ----------
Net income available to common stockholders......................  $      267  $    2,146  $    2,161
                                                                   ----------  ----------  ----------
Weighted average common shares
  outstanding (basic)............................................   3,550,000   6,667,000   8,372,000
Convertible Preferred Stock (1)..................................      --         399,000      --
Warrants.........................................................     233,000      53,000      --
Stock options....................................................     189,000     198,000     147,000
                                                                   ----------  ----------  ----------
Weighted average common shares outstanding
  (diluted)......................................................   3,972,000   7,317,000   8,519,000
                                                                   ----------  ----------  ----------

Earnings per share:
  Basic..........................................................  $     0.08  $     0.32  $     0.26
  Diluted........................................................  $     0.07  $     0.30  $     0.25
                                                                   ----------  ----------  ----------

------------------------

(1) The assumed conversion of the Company's Redeemable Convertible Preferred Stock is anti-dilutive in 1995 and therefore has been excluded from the calculation.

    In June 1997, Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (FAS No. 130) and No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (FAS No. 131) were issued. FAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both standards in 1998.

    On February 3, 1998, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 changed the calculation of the Company's basic earnings per share in 1996, the year of the Company's initial public offering. SAB 98 also requires that historical EPS be presented for all pre-IPO periods, whereas such information, historically, was not considered meaningful.

                      INTELLIQUEST INFORMATION GROUP, INC.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1997
                                                                           ---------  ---------
Equipment................................................................  $   3,015  $   3,802
Purchased software.......................................................        454        638
Internally developed software............................................     --          1,404
Furniture and fixtures...................................................        738      1,306
Leasehold improvements...................................................        141        306
                                                                           ---------  ---------
                                                                               4,348      7,456
Less--Accumulated depreciation and amortization..........................     (1,952)    (3,020)
                                                                           ---------  ---------
                                                                           $   2,396  $   4,436
                                                                           ---------  ---------
                                                                           ---------  ---------

    Included in the December 31, 1996 and 1997 balances of equipment are $283,000 of assets acquired under lease. Accumulated amortization for these assets was $142,000 and $196,000 at December 31, 1996 and 1997, respectively, and amortization expense was $32,000, $40,000, and $54,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

5. LICENSE AGREEMENT

    On December 22,1997, the Company paid $7.5 million for an exclusive licensing agreement with First Data Solutions ("First Data") to market and sell First Data's database products to the high-tech, telecommunications, cable and utility industries. During the term of the agreement, the Company agrees to pay First Data royalties and fees on revenue from the sale of data and services.

    The contract provides for target minimum payments of $2,700,000 in 1998 and $5,000,000 in 1999. The annual target minimum payments after 1999 will equal 1.2 times the annual target minimum payment for the preceding yearly period with a cap of $20,000,000. The Company is currently renegotiating the contract to increase the target minimum payments in 1998 to $4,000,000 in consideration for lower rates paid to First Data for other services.

    The contract also provides that either party has the option to convert the exclusive right to a nonexclusive right after the second year of the contract in consideration for a lump sum conversion payment from First Data to the Company. In certain circumstances the contract may be terminated by either party.

6. RELATED PARTIES

    Included in other assets at December 31, 1997 is a $350,000 note receivable from an officer of the Company. Interest receivable on the note is accrued at the rate of 6.0% annually. A total of approximately $8,000 of interest receivable is recorded in accounts receivable at year end.

7. LINE OF CREDIT

    At December 31, 1996, the Company had a revolving line of credit available of $3,000,000. Outstanding on the line of credit at December 31, 1996 was $186,000, which was included in other current liabilities.

                      INTELLIQUEST INFORMATION GROUP, INC.

7. LINE OF CREDIT (CONTINUED)
The line matured in November 1997 and was not renewed. The line was available for general corporate purposes with a sublimit for foreign currency transactions and letters of credit. It bore interest at either the bank's prime lending rate or LIBOR plus 250 basis points (8.25% at December 31, 1996). Borrowings under it were secured by accounts receivable, equipment and other assets of the Company including contract rights and other intangibles. The credit agreement contained certain restrictive covenants.

8. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
Accrued payroll and benefits...............................................  $     808  $   1,412
Taxes payable..............................................................        649        101
Accrued sales taxes........................................................     --              7
Other accrued liabilities..................................................        338        398
                                                                             ---------  ---------
                                                                             $   1,795  $   1,918
                                                                             ---------  ---------
                                                                             ---------  ---------

9. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, equipment and software under certain noncancellable operating lease agreements. These leases have expiration dates ranging from 1998 through 2002. Rent expense under operating leases totaled $506,000, $542,000 and $959,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

    Future minimum lease payments under all leases as of December 31, 1997 are as follows (in thousands):

                                                                            OPERATING
                                                                             LEASES
                                                                           -----------
1998.....................................................................   $   1,323
1999.....................................................................       1,286
2000.....................................................................       1,052
2001.....................................................................         946
2002.....................................................................         199
                                                                           -----------
  Total minimum lease payments...........................................   $   4,806
                                                                           -----------
                                                                           -----------

                      INTELLIQUEST INFORMATION GROUP, INC.

10. INCOME TAXES

    The income tax provision (benefit) is as follows (in thousands):

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995       1996       1997
                                                                                 ---------  ---------  ---------
Current provision (benefit)....................................................  $     577  $   1,091  $     (22)
Deferred provision (benefit)...................................................         16       (107)       605
                                                                                 ---------  ---------  ---------
  Total provision for income tax...............................................  $     593  $     984  $     583
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The difference between the income tax provisions in the consolidated financial statements and the tax at the statutory federal rate are as follows (in thousands):

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1995       1996       1997
                                                                               ---------  ---------  ---------
Income tax provision at statutory rate.......................................  $     394  $   1,211  $   1,056
Pipeline's net loss for which no benefit is recognized.......................        118     --         --
Utilization of net operating loss of Pipeline................................     --            (75)    --
State taxes, net of federal benefit..........................................         68        118         61
Tax free income..............................................................     --           (284)      (647)
Other, net...................................................................         13         14        113
                                                                               ---------  ---------  ---------
Total provision..............................................................  $     593  $     984  $     583
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    The principal components of the Company's deferred taxes are as follows:

                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1995       1996       1997
                                                                                  ---------  ---------  ---------
Deferred tax liabilities:
  Depreciation and other........................................................  $     113  $      54  $     170
  Cash to accrual adjustments...................................................        106         81     --
  Product development costs.....................................................     --         --            477
                                                                                  ---------  ---------  ---------
    Gross deferred tax liability................................................        219        135        647
                                                                                  ---------  ---------  ---------
Deferred tax assets:
  Product development costs.....................................................        141         86     --
  Allowance for doubtful accounts...............................................        117        101        105
  Acquisition costs.............................................................     --             53         92
  Accrued compensation, vacation pay and other..................................         26         35        518
  Net operating loss carryforward...............................................        318        279        279
                                                                                  ---------  ---------  ---------
    Gross deferred tax assets...................................................        602        554        994
                                                                                  ---------  ---------  ---------
  Less valuation allowance......................................................        395        295        295
                                                                                  ---------  ---------  ---------
    Net deferred tax asset (liability)..........................................  $     (12) $     124  $      52
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                      INTELLIQUEST INFORMATION GROUP, INC.

10. INCOME TAXES (CONTINUED)
    The valuation allowance relates to the deferred tax assets which carryover from Pipeline, a wholly-owned subsidiary of the Company. These assets include net operating loss carryforwards, and research and experimentation credit carryforwards. These carryforwards may only be used to offset tax liabilities generated by Pipeline. Because of the uncertainties with respect to Pipeline's ability to generate sufficient future taxable income to realize these assets, the Company has provided a valuation allowance against all of Pipeline's net deferred tax assets.

    As of December 31, 1997, Pipeline has net operating loss and research and experimentation credit carryforwards for Federal income tax purposes of approximately $820,000 and $34,000, respectively. These carryforwards expire beginning 2008 through 2010.

    As of December 31, 1997, IntelliQuest Information Group, Inc. had a net operating loss of $105,000 which expires in 2012. The net operating loss arose as a result of deductions in 1997 from the exercise of certain employee stock options. The deduction amounted to $1,140,000 and the benefit of that deduction is recorded as a credit to stockholders' equity when realized on the company's tax return.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

12. STOCK OPTIONS

    1993 STOCK PLAN

    Under the 1993 Stock Plan (the "1993 Plan"), a total of 344,256 shares of the Company's Common Stock have been authorized for issuance. Under the 1993 Plan, incentive stock options or nonstatutory stock options may be granted with exercise prices equaling the fair market value of the stock at the time of grant, as determined by the Company's Board of Directors, unless the optionee owns greater than 10% of the voting power of all classes of stock, in which case the option price will be 110% of the fair market value at the date of grant, as determined by the Board of Directors. Options granted under the plan generally have a term of ten years from the date of grant and generally vest over a five-year period. As of December 31, 1997, the Company does not intend to grant any further options under the 1993 Plan.

    1996 STOCK PLAN

    The Company has reserved an aggregate of 700,000 shares of Common Stock for issuance under its 1996 Stock Plan (the "1996 Plan"). The 1996 Plan provides for grants of incentive stock options or nonstatutory options to employees and consultants (including officers and directors) of the Company and its subsidiaries. With respect to incentive stock options granted under the 1996 Plan, the exercise price

                      INTELLIQUEST INFORMATION GROUP, INC.

12. STOCK OPTIONS (CONTINUED)
must be at least equal to the fair market value per share of the Common Stock on the date of grant, and the exercise price of any incentive stock options granted to a participant who owns more than 10% of the voting power of all classes of the Company's outstanding capital stock must be equal to at least 110% of the fair market value of the Common Stock on the date of grant. The maximum term of incentive stock options granted under the 1996 Plan may not exceed ten years from the date of grant (five years in the case of a participant who owns more than 10% of the voting power of all classes of the Company's outstanding capital stock). In the event of termination of an optionee's employment or consulting arrangement, incentive stock options may only be exercised, to the extent vested as of the date of termination, for a period not to exceed 90 days (12 months in the case of termination due to death or disability) following the date of termination. Options under the 1996 Plan generally vest and become exercisable at a rate of 25% on the first anniversary of the commencement of vesting and 1/48th upon the last day of the calendar month thereafter. Options outstanding under the 1996 Plan generally have a term of ten years.

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

    PIPELINE COMMUNICATIONS, INC. 1994 INCENTIVE STOCK OPTION PLAN

    The Company has reserved an aggregate of 50,000 shares of Common Stock for issuance under the Pipeline 1994 Incentive Stock Options Plan (the "Pipeline Plan"). The Pipeline Plan provides for grants of options to the former employees of Pipeline Communications, Inc. (Note 2). The provisions of the Pipeline Plan are comparable to the provisions of the 1996 Plan as described above except that the vesting schedule is determined by the Board of Directors.

    1997 STOCK PLAN

    The Company has reserved an aggregate of 375,000 shares of Common Stock for issuance under its 1997 Supplemental Option Plan (the "1997 Plan"). The 1997 Plan provides for grants of nonstatutory stock options to employees, directors and consultants of the Company and its subsidiaries. The 1997 Plan provides that vesting terms shall be at the discretion of the Board of Directors. The terms and exercise price for options granted under the 1997 Plan are comparable to those granted under the 1996 Plan described above.

                      INTELLIQUEST INFORMATION GROUP, INC.

12. STOCK OPTIONS (CONTINUED)
    SUBSEQUENT OPTION POLICY

    In 1997, the Company's Board of Directors adopted a policy that provides for immediate monthly vesting for option grants to persons who have a preexisting option agreement with the Company ("Subsequent Options"). The policy applies to Subsequent Options under all of the Company's plans for grants dated on or after April 29, 1997.

    The Company applies APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations in accounting for its stock plans, which are described above. Accordingly, no compensation cost has been recognized for its stock plans. Had compensation cost for the Company's stock plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", the Company's net income and net income per share would have been reflected by the following pro forma amounts for the years ended December 31, 1996 and 1997:

                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Net income
  As reported...............................................................  $  2,209,000  $  2,161,000
  Pro forma.................................................................  $  1,780,000  $    624,000
Diluted net income per share
  As reported...............................................................  $        .30  $        .25
  Pro forma.................................................................  $        .24  $        .07

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1996 and 1997:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                        1996             1997
                                                                   ---------------  ---------------
Dividend yield...................................................        --               --
Expected volatility..............................................      59.84%           60.60%
Risk-free rate of return.........................................       6.25%            6.35%
Expected life....................................................       4.67years        3.54years

                      INTELLIQUEST INFORMATION GROUP, INC.

12. STOCK OPTIONS (CONTINUED)

    The following table summarizes activity under all Plans for each of the three years ended December 31, 1997 (share amounts in thousands):

                                                                  1995                     1996                     1997
                                                        ------------------------  ----------------------  ------------------------
                                                         WEIGHTED                  WEIGHTED                WEIGHTED
                                                          AVERAGE                   AVERAGE                 AVERAGE
                                                         EXERCISE                  EXERCISE                EXERCISE
                                                           PRICE       SHARES        PRICE      SHARES       PRICE       SHARES
                                                        -----------  -----------  -----------  ---------  -----------  -----------
Outstanding at the beginning of the year..............   $     .83          140    $    1.02         215   $   14.29          429
  Granted.............................................        1.30           90        20.14         300       15.42          711
  Exercised...........................................      --           --              .71         (71)       1.89          (76)
  Canceled............................................         .93          (15)         .51         (15)      17.16         (220)
                                                             -----          ---   -----------  ---------  -----------       -----
Outstanding at the end of the year....................   $    1.02          215    $   14.29         429   $   15.62          844
                                                             -----          ---   -----------  ---------  -----------       -----
                                                             -----          ---   -----------  ---------  -----------       -----
Options exercisable at year end.......................   $     .65           49    $    2.06          82   $   14.40          180
                                                             -----          ---   -----------  ---------  -----------       -----
                                                             -----          ---   -----------  ---------  -----------       -----
Weighted average fair value of options granted during
  the year............................................                $     .32                $   11.12                $    7.52
                                                                            ---                ---------                    -----
                                                                            ---                ---------                    -----

                                      OPTIONS OUTSTANDING
                 --------------------------------------------------------------            OPTIONS EXERCISABLE
                                          WEIGHTED-AVERAGE                       ----------------------------------------
   RANGE OF      NUMBER OUTSTANDING AT       REMAINING        WEIGHTED-AVERAGE   NUMBER EXERCISABLE AT  WEIGHTED-AVERAGE
EXERCISE PRICES    DECEMBER 31, 1997      CONTRACTUAL LIFE     EXERCISE PRICE      DECEMBER 31, 1997     EXERCISE PRICE
---------------  ---------------------  --------------------  -----------------  ---------------------  -----------------
  $.14-$1.38                  56                6.8years          $     .54                   41            $     .42
  $9.26-$9.26                  5                7.0               $    9.26                    3                 9.26
 $13.50-$13.89                14                5.7               $   13.77                    9                13.89
 $14.50-$14.50               364                8.7               $   14.50                   39                14.50
 $16.50-$17.25               134                9.2               $   16.80                   20                16.95
 $18.00-$18.00               129                9.6               $   18.00                    2                18.00
 $20.00-$21.50               120                7.8               $   20.87                   45                20.71
 $25.63-$25.63                22                 .3               $   25.63                   21                20.63
                                                 --
---------------              ---                                     ------                  ---               ------
  $.14-$25.63                844                8.4years          $   15.61                  180            $   14.40
                                                 --
                                                 --
---------------              ---                                     ------                  ---               ------
---------------              ---                                     ------                  ---               ------

    Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the stock option plan, upon their departure from the Company. In connection with options issued during 1995, the Company is recognizing compensation expense totaling $68,000 over the vesting period.

OTHER STOCK OPTION GRANTS

    Pipeline had previously issued stock options and warrants to non-employees. Pipeline's options and warrants outstanding as of December 31, 1995 were converted into options to purchase 20,641 shares of IntelliQuest common stock upon the merger of Pipeline.

1996 EMPLOYEE STOCK PURCHASE PLAN

    The Company has reserved an aggregate of 100,000 shares of Common Stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits eligible employees of the Company

                      INTELLIQUEST INFORMATION GROUP, INC.

12. STOCK OPTIONS (CONTINUED)
to purchase Common Stock through payroll deductions of up to 15% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP has been implemented as a series of successive six-month offering periods, the first of which commenced on July 1, 1996. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market of the Common Stock on the first and last day of each offering period. Shares of Common Stock issued under the ESPP totaled 2,247 and 6,875 for the years ended December 31, 1996 and 1997, respectively.

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 1996 and 1997:

                                                                               FOR THE YEAR ENDED DECEMBER
                                                                                           31,
                                                                              ------------------------------
                                                                                   1996            1997
                                                                              --------------  --------------
Dividend yield..............................................................        --              --
Expected volatility.........................................................      59.84%          60.60%
Risk-free rate of return....................................................       5.52%           5.24%
Expected life...............................................................         .5years         .5years
Weighted-average fair value of purchase rights granted......................  $    5.73       $    3.98

13. EMPLOYEES' SAVINGS PLAN

    The Company's 401(k) Savings and Retirement Plan (the "401(k) Plan") is a defined contribution retirement plan with a cash or deferred arrangement as described in Section 401(k) of the Code. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All employees of the Company are eligible to participate in the 401(k) Plan after approximately one year of employment. The 401(k) Plan provides that each participant make elective contributions from 1% to 15% of his or her compensation, subject to statutory limits. Under the terms of the 401(k) Plan, allocation of the matching contribution is integrated with Social Security, in accordance with applicable nondiscrimination rules under the Code. The Company made matching contributions in the amount of $30,000, $10,000 and $0 in 1995, 1996 and 1997, respectively.

14. SIGNIFICANT CLIENTS AND CREDIT RISKS

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

    Revenues from certain significant clients are, as follows:

                                                                           1995       1996       1997
                                                                         ---------  ---------  ---------
Client 1...............................................................        15%        11%         7%
Client 2...............................................................        11%        18%        17%
Client 3...............................................................         5%         7%        10%

                      INTELLIQUEST INFORMATION GROUP, INC.

14. SIGNIFICANT CLIENTS AND CREDIT RISKS (CONTINUED)
    Additionally, at December 31, 1996 and 1997, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                                                                                   1996       1997
                                                                                 ---------  ---------
Client 1.......................................................................        16%        12%
Client 2.......................................................................        14%        15%

    The Company sells its products to various companies in technology and publication industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Neither the reserves established nor the losses incurred have been material.

15. GEOGRAPHIC DATA

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

    Summarized revenue information by geographic location is as follows (in thousands):

                                                                              1995       1996       1997
                                                                            ---------  ---------  ---------
Europe....................................................................  $   3,817  $   6,530  $   8,948
Other international.......................................................      1,060      1,354      1,493
                                                                            ---------  ---------  ---------
                                                                            $   4,877  $   7,884     10,441
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

16. SUBSEQUENT EVENTS ACQUISITION OF ASSETS AND STOCK REPURCHASE PROGRAM

ACQUISITION OF ASSETS

    Effective January 1, 1998, the company purchased certain assets of Information Technology Forum, Inc. ("ITF") a company wholly owned by Charles W. Stryker, a Director of the Company. The assets were purchased with cash and stock. The transaction was accounted for under the purchase method. The assets assumed are valued at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $721,000. During 1997, the Company had transactions with ITF totaling approximately $78,000 for consulting and other services. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed.

STOCK REPURCHASE PROGRAM

    In January 1998, the Board of Directors approved the repurchase of 850,000 shares of the Company's common stock. There have been no repurchases under the Plan.

                      INTELLIQUEST INFORMATION GROUP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this Form 10-K by reference to the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 12, 1998, under the heading "Proposal One--Election of Directors-Nominees".

    For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this Form 10-K.

    None of the Company's directors or officers has any family relationship with any other director or officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation and related matters set forth in the Company's definitive Proxy Statement for the Company's Annual meeting of Stockholders, currently scheduled for May 12, 1998, under the section entitled "Executive Compensation and Other Matters," and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning shares of Common Stock of the Company beneficially owned by management and others is set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 12, 1998, under the section entitled "Record Date and Principal Share Ownership" and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 12, 1998, under the section entitled "Executive Compensation and Other Matters."

                      INTELLIQUEST INFORMATION GROUP, INC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules

                      INTELLIQUEST INFORMATION GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..............................................         32
Consolidated Balance Sheet.....................................................         33
Consolidated Statement of Operations...........................................         34
Consolidated Statement of Common Stockholders' Equity (Deficit)................         35
Consolidated Statement of Cash Flows...........................................         36
Notes to Consolidated Financial Statements.....................................         37

    3.  Exhibits

     3.1 (1)  Amended and Restated Certificate of Incorporation of the Registrant.

     3.2 (1)  Amended and Restated Bylaws of the Registrant.

     4.1 (1)  Form of Registrant's Common Stock Certificate.

    10.1 (1)  Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

    10.2 (1)  Amended 1993 IQI Corp. Stock Option Plan and related agreements.

    10.3 (2)  1996 Stock Plan and related agreements.

    10.4 (1)  1996 Employee Stock Purchase Plan and related agreements.

    10.5 (2)  1996 Director Option Plan and related agreement.

    10.6 (1)  Stock Purchase Agreement among the Registrant and certain securityholders of of the Company, dated as of May 28, 1993.

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

    21.1      Subsidiaries of the Registrant.

    23.2      Consent of Price Waterhouse LLP, independent accountants.

    24.1      Power of Attorney (see page 54).

    27.1      Financial Data Schedule.

    27.2      Financial Data Schedule.

                      INTELLIQUEST INFORMATION GROUP, INC.

    27.3      Financial Data Schedule.

------------------------

       (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00844), as amended, declared effective March 21, 1996.

       (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-12547), as amended, declared effective October 17, 1997.

(b) Reports on Form 8-K for the quarter ended December 31, 1997.

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1997.

(c) Exhibits--See Item 14(a)3 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTELLIQUEST INFORMATION GROUP, INC.

                                By:          /s/ SUSAN M. GEORGEN-SAAD
                                     -----------------------------------------
Dated:                                        (Susan M. Georgen-Saad)
March 31, 1998                                CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Peter Zandan, Brian Sharples, and Sue Georgen-Saad, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ PETER ZANDAN
------------------------------  Chairman                      March 31, 1998
        (Peter Zandan)

      /s/ BRIAN SHARPLES
------------------------------  Chief Executive Officer,      March 31, 1998
       (Brian Sharples)           Director

  /s/ SUSAN M. GEORGEN-SAAD
------------------------------  Chief Financial Officer       March 31, 1998
   (Susan M. Georgen-Saad)

       /s/ WILLIAM WOOD
------------------------------  Director                      March 31, 1998
        (William Wood)

        /s/ LEE WALKER
------------------------------  Director                      March 31, 1998
         (Lee Walker)

                                                                    EXHIBIT 23.2

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-04616, 333-09085 and 333-35047) of IntelliQuest Information Group, Inc. of our report dated February 10, 1998 appearing on page 32 of this Form 10-K.

                                                            PRICE WATERHOUSE LLP

Austin, Texas
March 30, 1998