Form 10-Q
period 1998-03-31
INTELLIQUEST INFORMATION GROUP INC
filed 1998-05-15
CIK 1007083

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the quarter ended:  March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT APRIL 30, 1998
Common Stock, $.0001 par value                            8,454,055

                        INTELLIQUEST INFORMATION GROUP, INC.
                                       INDEX

                                                                          PAGE NO.
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheet
               March 31, 1998 (unaudited) and December 31, 1997               3

               Condensed Consolidated Statement of Operations (unaudited)
               Three months ended March 31, 1998 and 1997                     4

               Consolidated Statement of Comprehensive Income (unaudited)
               Three months ended March 31, 1998 and 1997                     5

               Condensed Consolidated Statement of Cash Flows (unaudited)
               Three months ended March 31, 1998 and 1997                     6

               Notes to Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                                19

   Item 2.  Changes in Securities                                            19

   Item 3.  Defaults Upon Senior Securities                                  19

   Item 4.  Submission of Matters to a Vote of Security Holders              19

   Item 5.  Other Information                                                19

   Item 6.  Exhibits and Reports on Form 8-K                                 19

   Signatures                                                                20

                                       2

Part I.   Financial Information
-------------------------------
Item 1.  Condensed Consolidated Financial Statements

                     INTELLIQUEST INFORMATION GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                    MARCH 31,        DECEMBER 31,
                                                      1998               1997
                                                      ----               ----
                                                   (UNAUDITED)
                      ASSETS
Current assets:
   Cash and equivalents............................. $   366            $ 1,785
   Short-term investments...........................  38,698             40,752
   Accounts receivable, net.........................   7,054              7,904
   Unbilled revenues................................   4,740              2,840
   Projects in process..............................   1,299                127
   Prepaid expenses and other assets................   2,164                593
                                                     -------            -------
      Total current assets..........................  54,321             54,001
   Furniture and equipment, net.....................   2,781              4,436
   License agreements, net..........................   7,482              7,500
   Other assets.....................................   1,952              1,470
                                                     -------            -------
        Total assets................................ $66,536            $67,407
                                                     -------            -------
                                                     -------            -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable................................. $ 2,557            $ 2,474
   Accrued liabilities..............................   2,835              1,918
   Deferred revenues................................   2,181              2,420
   Other current liabilities........................     556                553
                                                     -------            -------
      Total current liabilities.....................   8,129              7,365
Obligations under capital leases and deferred rent..     180                172
                                                     -------            -------
      Total liabilities.............................   8,309              7,537
                                                     -------            -------
Common Stockholders' Equity:
   Common stock, $.0001 par value, 30,000,000 shares
    authorized, 8,484,000 and 8,411,000 shares
    issued and outstanding, respectively............       1                  1
   Capital in excess of par value...................  59,570             58,834
   Deferred compensation............................     (30)               (33)
   Other............................................      33                 46
   Accumulated earnings (deficit)...................  (1,382)             1,039
   Accumulated other comprehensive income (deficit).      35                (17)
                                                     -------            -------
      Total common stockholders' equity.............  58,227             59,870
                                                     -------            -------
       Total liabilities and stockholders' equity... $66,536            $67,407
                                                     -------            -------
                                                     -------            -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                              THREE MONTHS      THREE MONTHS
                                                 ENDED             ENDED
                                             MARCH 31, 1998    MARCH 31, 1997
                                             --------------    --------------
Revenues:
   Continuous services........................     $ 8,219             $6,529
   Other services.............................       1,740                955
                                                   -------             ------
   Total revenues.............................       9,959              7,484

Operating expenses:
   Costs of revenues..........................       5,798              3,957
   Sales, general and administrative..........       6,121              2,717
   Product development........................       2,382                409
   Depreciation and amortization..............         329                213
                                                   -------             ------
   Total operating expenses...................      14,630              7,296
                                                   -------             ------
Operating income (loss).......................      (4,671)               188

Interest income, net..........................         408                463
                                                   -------             ------
Income (loss)before income taxes..............      (4,263)               651
Provision (benefit) for income taxes..........      (1,894)                68
                                                   -------             ------
Net income (loss).............................     $(2,369)            $  583
                                                   -------             ------
                                                   -------             ------
Basic earnings (loss) per share...............     $  (.28)            $  .07

Diluted earnings (loss) per share.............     $  (.28)            $  .07

Basic weighted average shares outstanding.....       8,484              8,338

Diluted weighted average shares outstanding...       8,484              8,475

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (IN THOUSANDS)
                                (UNAUDITED)

                                              THREE MONTHS      THREE MONTHS
                                                 ENDED             ENDED
                                             MARCH 31, 1998    MARCH 31, 1997
                                             --------------    --------------
Net income (loss)............................   $(2,369)           $   583

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments..         4                 (4)
   Unrealized loss on securities.............       (13)               (23)
                                                -------            -------
Other comprehensive loss.....................        (9)               (27)
                                                -------            -------
Comprehensive  income (loss).................   $(2,378)           $   556
                                                -------            -------
                                                -------            -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                    THREE MONTHS      THREE MONTHS
                                                       ENDED             ENDED
                                                   MARCH 31, 1998    MARCH 31, 1997
                                                   --------------    --------------
Cash flows used in operating activities:
   Net income (loss)............................... $  (2,369)          $    583
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization................       436                213
      Bad debt expense.............................        58                 25
      Asset impairment and loss on disposal of
       assets......................................     2,872                 30
      Deferred compensation........................         3                  2
Net changes in assets and liabilities:
   Accounts receivable and unbilled revenues.......    (1,416)              (710)
   Prepaid expenses and other assets...............    (1,926)              (207)
   Projects in process.............................    (1,172)              (912)
   Accounts payable and accrued expenses...........       910                (98)
   Deferred revenues...............................      (239)               (66)
   Other...........................................       (20)               160
                                                    ---------           --------
Net cash used in operating activities..............    (2,863)              (980)
                                                    ---------           --------
Cash flows from investing activities:
   Purchases of short-term investments.............  (106,916)           (76,108)
   Sales and maturities of short-term
    investments....................................   108,903             79,164
   Purchases of equipment and leasehold
    improvements...................................      (425)              (700)
   Purchase of Information Technology Forum
    Assets, Net of Cash Acquired ..................      (138)                 -
   Other...........................................        32                (42)
                                                    ---------           --------
         Net cash provided by investing activities.     1,456              2,314
                                                    ---------           --------
Cash flows used in financing activities:
   Proceeds from issuance of stock, net............         3                 53
   Offering costs..................................         -               (124)
   Borrowings under line of credit.................         -              2,029
   Repayments under line of credit.................         -             (2,216)
   Other...........................................       (15)              (266)
                                                    ---------           --------
         Net cash used in financing activities.....       (12)              (524)
                                                    ---------           --------
   Net increase (decrease) in cash and equivalents.    (1,419)               810
   Cash and equivalents at the beginning of the
    period.........................................     1,785                734
                                                    ---------           --------
   Cash and equivalents at the end of the period... $     366           $  1,544
                                                    ---------           --------
                                                    ---------           --------
Supplemental cash flow disclosures:
   Interest paid...................................         1                 13
   Taxes paid......................................         4                435

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (CONTINUED)
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                          THREE MONTHS      THREE MONTHS
                                                             ENDED             ENDED
                                                         MARCH 31, 1998    MARCH 31, 1997
                                                         --------------    --------------
Schedule of noncash investing activities:
  Purchase of Information Technology Forum assets
     Working capital other than cash.......................     43                  -
     Equipment and leasehold improvements..................     17                  -
     Intangibles...........................................    821                  -
     Capital lease assumed.................................    (10)                 -
     Issuance of unregistered common stock.................   (733)                 -
                                                            ------              -----
     Cash paid for Information Technology Forum
      assets, net of cash acquired.........................    138                  -
                                                            ------              -----
                                                            ------              -----

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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of the Company's operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   LICENSE AGREEMENT

     On December 22,1997, the Company paid $7.5 million for an exclusive licensing agreement to market and sell database products to the high-tech, telecommunications, cable and utility industries. In conjunction with the agreement, the Company will pay the licensor royalties and fees on revenue from the sale of data and services.

     The contract provides for annual target minimum payments.
     Royalties and service fees for the database marketing products were less than that required to satisfy the prorated annual target minimum payments under this agreement; therefore, the Company recognized a liability at March 31, 1998 for the difference.

3.   ACQUISITION OF ASSETS/RELATED PARTY TRANSACTION

     Effective January 1, 1998, the Company purchased certain assets of Information Technology Forum, Inc. ("ITF") a company wholly owned by Charles W. Stryker, who was a Director of the Company at the time of the acquisition. The assets were purchased with cash and stock and the transaction was accounted for under the purchase method. The assets purchased were recorded at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $821,000 versus $721,000 as reported in the Company's Annual Report on Form 10-K, due to post-closing accounting adjustments. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed.

4.   STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. There were no repurchases as of the date of this filing.

5.   NEW ACCOUNTING PRONOUNCEMENT

     In 1997, Statements of Financial Accounting Standard No. 131, "Disclosures
     about Segments of an Enterprise and Related Information" was issued.   SFAS
     No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders, which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard for annual reporting in 1998 and quarterly reporting the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES, RELIANCE ON KEY CUSTOMERS/TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE
ACQUISITIONS; COMPETITION; DEPENDENCE ON KEY PERSONNEL; DEVELOPMENT OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, AS FURTHER DISCUSSED UNDER "RISK FACTORS".

OVERVIEW

     IntelliQuest is a leading provider of information, technologies, and analysis services that are designed to improve the marketing performance of technology companies. IntelliQuest supplies customers with timely, objective, accurate and cost-effective information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company uses its proprietary databases, software and subscription-based strategic consulting services to help technology companies track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, determine price sensitivity, and evaluate new products, markets or other business opportunities. The Company licenses custom proprietary software applications and associated services to technology manufacturers for customer registration. In December 1997, the Company entered into an exclusive licensing agreement to market and sell database products to the high-tech, telecommunications, cable and utility industries.

     The Company's continuous services are composed of renewable subscription-based products, renewable proprietary products, customer information products sold under contract, and recurring conferences. The Company's renewable subscription based product revenues are derived substantially from four product families: IntelliTrack IQ, World Wide Internet Tracking Study ("WWITS"), the Computer Industry Media Study
(CIMS), and Zona Advisory Services. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies, panel projects, "value-add" proprietary services, and customer information products. Revenues from the customer information products are derived from a variety of sources, including proprietary customer registration products, proprietary customer satisfaction products and database marketing services. Renewable customer information revenues include data medium sales, processing fees and reporting fees. The Company's other services are composed of non-recurring proprietary research, non-recurring conferences and database marketing services sold to clients where an ongoing contractual agreement does not exist.

     Renewable subscription products, except for CIMS, are furnished pursuant to contracts that are generally renewable annually, and revenue is amortized prorata over contract terms. Substantially all CIMS revenues and related costs are deferred and recognized upon delivery of the final study, which typically occurs in the third quarter. Renewable proprietary and panel products are furnished pursuant to contracts that are generally renewable annually. Revenues for renewable proprietary and panel products are recognized on a percentage of completion basis. Customer information products are recognized based on actual units shipped/processed. Revenue for conferences is recognized in the period in which the conference takes place.

     The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of March 31, 1998, the Company had entered into open forward contracts for U.S. dollar / British pound sterling transactions with a notional value of approximately $1.2 million.

RESULTS OF OPERATIONS

     TOTAL REVENUES.   Total revenues increased from $7.5 million to $10.0
million for the quarters ended March 31, 1997 and 1998, respectively. This growth represents a 33.1% increase for the three-month period ended March 31, 1998 from the comparable 1997 period.

     Revenues from continuous services increased 25.9% from $6.5 million to $8.2 million for the quarters ended March 31, 1997 and 1998, respectively. This increase was due primarily to the addition of the database marketing products, expansion of renewable proprietary products primarily in the custom panel area, earlier commitment of subscriptions by three large customers of IntelliTrack IQ, and an increase in value-added proprietary services related to IntelliTrack IQ. Other revenue increased 82.2% to $1.7 million for the three months ended March 31, 1998 from $1 million for first quarter of 1998. This increase was due to sales of database marketing services to customers not under contract. The Company anticipates further growth of this type of non-continuous revenue.

     Revenues attributable to international market research decreased 18.3% from $2.7 million to $2.2 million for the quarters ended March 31, 1997 and 1998, respectively. During the first quarter of 1997 disk shipments accounted for $816,000 of international revenues. This was due to a contract with one company, and the contract is substantially complete.

     COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, database marketing service charges, royalties, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues increased 46.5% from $4.0 million to $5.8 million for the quarters ended March 31, 1997 and 1998, respectively. Costs of revenues increased as a percentage of total revenues from 52.9% to 58.2% for the quarters ended March 31, 1997 and 1998, respectively. The increase was due to a shift in product mix resulting from more accelerated growth in the Company's start-up business lines of database marketing and custom panel. As anticipated, royalties and service fees for the data base marketing products were less than that required to satisfy the prorated annual target minimum payments under an exclusive licensing agreement therefore, the Company recognized an additional expense during the first quarter of 1998. The increase in cost of revenues was partially offset by a decrease in low margin disk shipment activity and registration costs. The Company also wrote-off non-productive assets related to software licensing.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 125.3% from $2.7 million to $6.1 million for the quarters ended March 31, 1997 and 1998, respectively. As a percentage of total revenues, sales, general and administrative expenses increased to 61.5% for the first quarter of 1998 from 36.3% for the first quarter of 1997. The increase is primarily a result of the ramp-up of the sales force during the last six months of 1997 and reorganization efforts during the first quarter of 1998. Sales, general and administrative expenses for the first quarter of 1998 include one-time adjustments totaling $1.5 million in expense related to the aforementioned reorganization. Before the affect of these one-time charges sales, general and administrative expenses increased 79.3% from $2.7 million to $4.6 million for the quarters ended March 31, 1997 and 1998, respectively and first quarter 1998 expenses were 46.5% of revenues. Acquisition costs expensed were $137,000 for the three months ended March 31, 1997.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $409,000 and $2.4 million for the three months ended March 31, 1997 and 1998, respectively. As a percentage of total revenues, product development expenses represented 5.5% and 23.9% for the
first quarters of 1997 and 1998, respectively.   The increase is primarily
related to one-time charges during the first quarter of 1998 to write-off capitalized software development costs totaling $2.0 million due to an impairment in foreseeable future benefit. Before the effect of these one-time charges, product development expenses for the first quarter of 1998 were flat in absolute dollars versus the prior year and represented 4% of total revenues for the quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 54.5% from $213,000 to $329,000 for the quarters ended March 31, 1997 and 1998, respectively. This increase was principally due to purchases of computer equipment and costs associated with the acquisition of advanced data delivery alternatives to improve communications and data processing systems required to support business growth and international expansion during 1997.

     INCOME TAXES. Benefit for income taxes as a percentage of income before income taxes represent 44.4% for the quarter ended March 31, 1998. This rate is higher than the Company's combined federal and state income tax rates due to significant interest income derived from investments in tax-free investments as a percentage of income (loss) before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash of $366,000, short term investments of $38.7 million and working capital of $46.2 million.

     During the three months ended March 31, 1998, the Company used $2.9 million for operating activities versus $980,000 during the same period in the prior year. This increase in cash flow used for operations was primarily due to the Company's net loss before one-time charges combined with a shift in the timing of client billings. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of March 31, 1997 and 1998 the Company had $2.4 million and $2.2 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of March 31, 1997 and 1998, the Company had $2.8 million and $4.7 million of unbilled revenues, respectively, further indicating this shift in client billings. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     For the three months ended March 31, 1997 and 1998, the Company generated net cash from investing activities of $2.3 million and $1.5 million, respectively, primarily from investments in short-term securities.

     The Company used cash for financing activities of $524,000 and $12,000 in the quarters ended March 31, 1997 and 1998, respectively. During the first three months of 1997, cash was used primarily for repayments under a line of credit. Use of cash during the first three months of 1998 was primarily for capital lease obligation payments.

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

YEAR 2000

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing a plan to resolve identified problems. The Company presently believes, with modification to existing software and the conversion to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's outstanding common stock. As of the date of this filing there were no repurchases under the plan.

RISK FACTORS

     RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES. The Company hopes to achieve a significant portion of its future revenue growth through the expansion of its customer registration business and the development of database marketing products associated with the registration business.

The Company has limited experience in the database marketing industry and there can be no assurance that the Company will be successful in developing and marketing its new line of database marketing products. The Company also intends to rely in large part on strategic alliances and the acquisition of related technologies in order to expand its database marketing offerings. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by such alliances and acquisitions, and no assurance can be given that such alliances and acquisitions will be managed without a material adverse effect on the business of the Company. The Company intends to process its database marketing solutions through a licensing agreement under which the Company has a perpetual, but cancelable, contract to receive such services from the licensor. The Company currently has no other means of providing alternative methods of processing in the event of a natural catastrophe, cancellation of the contract, or other unforeseeable event. In addition, a significant amount of projected database marketing revenues is attributable to this licensing agreement which is cancelable by either party under certain conditions.

     HISTORY OF NET LOSSES; UNCERTAIN PROFITABILITY. The Company incurred net annual losses in each year from 1991 through 1994 before recording a net profit in each of 1995 and 1996 and 1997. In view of the Company's prior operating history and recent reorganization, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

     RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION. The Company has relied on a limited number of key customers for the majority of
its revenues. The Company's 10 largest customers in   1997 generated  55.1%
of the Company's revenues for the year. In 1997, the Company's two largest customers, IBM and Hewlett-Packard, each accounted for over 10% of the Company's revenues and together accounted for 27.7% of revenues. The Company expects that three customers will each account for over 10% of revenues in 1998. Over time key customers will vary depending upon the seasonality or the nature of the contracts. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, significant consolidation of companies in the technology industries served by the Company is underway, a trend, which the Company believes, will continue. Consolidation among the Company's top customers could adversely affect aggregate customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers. The loss of one or more of the Company's large customers or a significant reduction in business from such customers, regardless of the reason, would have a material adverse effect on the Company.

     DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS. In 1997, 87.0% of the Company's revenues were derived from subscriptions to the Company's renewable subscription based products and contracts for renewable proprietary products. The Company expects that a material portion of its revenues for the foreseeable future will continue to be derived from such subscriptions and contracts. Substantially all such subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. To the extent that customers fail to renew or defer their renewals from the quarter anticipated by the Company, the Company's quarterly results may be materially adversely affected. The Company's ability to secure renewals is dependent upon, among other things, its ability to deliver consistent, high quality and timely data. In addition, the marketing and market research activities of the Company's customers are dependent on the timing of their new product introductions, size of marketing budgets, operating performance, industry and economic conditions and changes in management or ownership. As a result of such factors, there can be no assurance that the Company will be able to maintain its historically high renewal rates. Any material decline in renewal rates from such levels would have a material adverse effect on the Company's operating results.

     FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. The Company expects that revenues from customer registration products will continue to increase during 1998. However, such revenues are primarily a function of the timing of customer shipments, which can be difficult to forecast and over which the Company has no control. Any delay in customer orders for the Company's customer registration products, or a decrease in orders due to adoption by customers of custom software applications, could have a material adverse effect on the Company's future operating results. In addition, substantially all revenues and expenses attributable to the Company's CIMS product for a particular year are deferred and recognized when the final study is completed and delivered, usually in the third quarter of that year. Delay in delivering the final study in any given year could postpone recognition of such revenues and expenses until the fourth quarter of such year, which would materially affect operating results for such third and fourth quarters. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which tends to reduce the Company's third quarter gross margin below that of other quarters. Many of the Company's customers operate in industry segments that are becoming increasingly seasonal as technology vendors have increased their focus on consumer markets, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of such customers. This may translate into seasonal demand for the Company's products, particularly the customer registration products. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the timing of orders from customers, the size and timing of orders for customer registration products, response rates on customer information products, delays in development and customer acceptance of custom software applications, product or panel development expenses, new product or service introductions or announcements by the Company or its competitors, levels of market acceptance for new products and services, the hiring and training of additional staff and customer demand for market research, as well as general economic conditions. Because a significant portion of the Company's overhead is fixed in the short term and because spending commitments must be made in advance of revenue commitments by customers, the Company's results of operations may be materially adversely affected in any particular quarter if revenues fall below the Company's expectations. These factors, among others, make it likely that in some future quarter the Company's operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of the Company's Common Stock.

     MANAGEMENT OF GROWTH; POSSIBLE ACQUISITIONS. Since inception, the Company's growth has placed significant demands on the Company's management, administrative, operational and financial resources. In order to manage its growth, the Company will need to continue to implement and improve its operational, financial and management information systems and continue to expand, motivate and effectively manage an evolving and expanding workforce. If the Company's management is unable to effectively manage under such circumstances, the quality of the Company's products, its ability to retain key personnel and its results of operations could be materially adversely affected. Furthermore, there can be no assurance that the Company's business will continue to expand. The Company's growth could be adversely affected by reductions in customers' spending on market research or customer information products, increased competition, possible pricing pressures and other general economic trends. Although market research expenditures by technology companies have increased in recent years as such companies have adopted certain marketing strategies traditionally utilized by consumer goods manufacturers, there can be no assurance that this trend will continue or that technology companies will continue to rely on externally generated market research to enhance the marketing of their products.

     The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. As part of this strategy, the Company acquired certain assets of Information Technology Forum, Inc. ("ITF") in January 1998. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that the integration of the ITF acquisition, or any past or possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share.

     COMPETITION. Overall, the technology focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey based technology focused market research. The Company also competes directly with third party providers of customer information software, such as Leader, Inc., as well as vendors' own customer information software. In addition, the Company competes indirectly with significant providers of (i) analyst based, technology focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey based, general market research (such as NFO Research, Inc., Market Facts, Inc., Information Resources, Inc. and The NPD Group, Inc.); (iii) analyst based, general business consulting and (iv) database marketing (such as Axciom Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend to a significant extent upon the efforts and abilities of key personnel who have expertise in developing, interpreting and selling survey based information for technology markets. Although customer relationships are managed at many levels in the Company, the loss of one or more of IntelliQuest's corporate officers or senior managers could have an adverse effect on the Company's business. The Company's success may also depend on its ability to hire, train and retain skilled personnel in all areas of its business. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

     DEVELOPMENT OF DIRECT SALES FORCE. The Company has historically relied on customer referrals, supplemented by its own sales and marketing efforts, to generate the majority of its revenue growth. As the Company develops new products and services targeted at more complex, integrated marketing solutions, it intends to continue to develop and expand its sales force. The Company's plans for future growth may depend in part on, among other things, its unproven ability to hire, train, deploy, manage and retain an increasingly large and more sophisticated direct sales force. There can be no assurance that the Company will be able to develop or manage such a sales force.

     RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer information products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop Internet based information collection tools and data delivery. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results.

     DATA COLLECTION RISKS. The Company currently collects information both telephonically and electronically. In addition, certain of the Company's new products and services involve the use of the Internet and commercial online services to gather information from end users for processing and sale to customers of the Company. A number of legislative initiatives exist domestically and abroad that seek to regulate the telephonic or electronic collection of data about persons. In addition, an increasing number of court cases have been brought seeking damages and injunctive relief for actions allegedly violating so called ""rights of privacy.'' The law in this area, both statutory and case law, is highly unsettled. No assurance can be given, therefore, that the Company will be allowed to continue to pursue existing or proposed new products and services. In addition, the Company's ability to provide timely and accurate market research to its customers depends on its ability to collect large quantities of high quality data through interviews, customer registrations, product satisfaction questionnaires and certain other surveys. If receptivity to the Company's customer registration, interview and survey methods by respondents declines, or for some other reason their willingness to complete and return surveys, registrations, or other information declines, or if the Company for any reason cannot rely on the integrity of the data it receives, it would reduce the quantity and/or quality of the data the Company seeks to disseminate and would have a material adverse effect on the Company's ability to market and sell its market research products and on its results of operations.

     RISKS RELATED TO CIMS. CIMS is one of the leading databases of media readership and viewership habits of both business and household technology purchase influencers in the United States. Because many advertisers use CIMS data as a key component in their media buying decisions and because many media companies use CIMS data to promote their media properties, such data can have a significant impact on advertiser demand for, and advertising rates charged by, such media properties. In the past, it has not been unusual for media companies with properties that have not performed well in the studies to be dissatisfied with the results of the studies or the manner in which such results have been used by their competitors. Although media company dissatisfaction has not resulted in litigation against the Company, there can be no assurance that the Company will not face future litigation as a result of media company dissatisfaction with CIMS or the results thereof, and if initiated, that such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES. The Company's success is in part dependent upon its proprietary software technology, research methods, data analysis techniques, and internal systems and procedures that it has developed specifically to serve customers in the technology industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee and third party non disclosure agreements to protect its proprietary systems, software and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems, software or procedures. The Company believes that its systems, software and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 28.6% of the Company's revenues for 1997. The Company expects that revenues from international market research will continue to account for a significant portion of its revenues and intends to continue to expand its international market research efforts. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near term results of operations. Any material decline in the Company's ability to provide and market timely, high quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

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

Part II.  Other Information
----------------------------

Item 1.   Legal Proceedings
     None.

Item 2.   Changes in Securities
     In connection with the acquisition by the Company of certain assets of Information Technology Forum, Inc. ("ITF") in January 1998, the Company issued 67,532 shares of its common stock and paid $150,000 to ITF in exchange for assets valued at $883,000 including cash accounts of $12,000. No underwriters were used in connection with the issuance. With respect to the issuance, the Company relied on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
     None.

Item 5.   Other Information
     None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             11.1 Statement Regarding Computation of Net Income Per Share.
             27   Financial Data Schedule
         (b) Reports on Form 8-K
             None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED May 15, 1998
                                       IntelliQuest Information Group, Inc.
                                       (Registrant)



                                By:    /s/ Susan Georgen-Saad
                                       ----------------------------------------
                                           Susan Georgen-Saad
                                           Chief Financial Officer