Form 10-Q
period 1998-06-30
INTELLIQUEST INFORMATION GROUP INC
filed 1998-08-14
CIK 1007083

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

            For the quarter ended:  June 30, 1998

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

                             -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT JULY 31, 1998
     Common Stock, $.0001 par value                       8,330,926

                        INTELLIQUEST INFORMATION GROUP, INC.
                                       INDEX

                                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:
                      Condensed Consolidated Balance Sheet
                      June 30, 1998 (unaudited) and December 31, 1997                  3

                      Condensed Consolidated Statement of Operations (unaudited)
                      Three months ended June 30, 1998 and 1997                        4

                      Condensed Consolidated Statement of Operations (unaudited)
                      Six months ended June 30, 1998 and 1997                          5

                      Consolidated Statement of Comprehensive Income (unaudited)
                      Three months ended June 30, 1998 and 1997                        6

                      Consolidated Statement of Comprehensive Income (unaudited)
                      Six months ended June 30, 1998 and 1997                          7

                      Condensed Consolidated Statement of Cash Flows (unaudited)
                      Six months ended June 30, 1998 and 1997                          8

                      Notes to Consolidated Financial Statements                       9

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              11

PART II.   OTHER INFORMATION

          Item 1.     Legal Proceedings                                                22

          Item 2.     Changes in Securities                                            22

          Item 3.     Defaults Upon Senior Securities                                  22

          Item 4.     Submission of Matters to a Vote of Security Holders              22

          Item 5.     Other Information                                                22

          Item 6.     Exhibits and Reports on Form 8-K                                 22

          Signatures                                                                   23

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                        INTELLIQUEST INFORMATION GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS)

                                                    JUNE 30,   DECEMBER 31,
                                                       1998        1997
                                                   ----------  -----------
                                                   (UNAUDITED)
                          ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . . . . .  $  1,360     $  1,785
  Short-term investments . . . . . . . . . . . . .    34,180       40,752
  Accounts receivable, net . . . . . . . . . . . .    11,291        7,904
  Unbilled revenues. . . . . . . . . . . . . . . .     3,598        2,840
  Projects in process. . . . . . . . . . . . . . .     2,191          127
  Prepaid expenses and other assets. . . . . . . .     3,225          593
                                                    --------     --------
     Total current assets. . . . . . . . . . . . .    55,845       54,001
  Furniture and equipment, net . . . . . . . . . .     2,654        4,436
  License agreements, net  . . . . . . . . . . . .     7,430        7,500
  Other assets . . . . . . . . . . . . . . . . . .     1,497        1,470
                                                    --------     --------
     Total assets. . . . . . . . . . . . . . . . .  $ 67,426     $ 67,407
                                                    --------     --------
                                                    --------     --------
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $  3,893     $  2,474
  Accrued liabilities. . . . . . . . . . . . . . .     2,926        1,918
  Deferred revenues. . . . . . . . . . . . . . . .     3,344        2,420
  Other current liabilities. . . . . . . . . . . .       590          553
                                                    --------     --------
     Total current liabilities . . . . . . . . . .    10,753        7,365
Obligations under capital leases and deferred
  rent . . . . . . . . . . . . . . . . . . . . . .       194          172
                                                    --------     --------
     Total liabilities . . . . . . . . . . . . . .    10,947        7,537
                                                    --------     --------
Common Stockholders' Equity:
  Common stock, $.0001 par value, 30,000,000
    shares authorized, 8,491,000 and 8,411,000
    shares issued, 160,000 and 0 in treasury
    stock, and 8,331,000 and 8,411,000
    outstanding, respectively. . . . . . . . . . .         1            1
  Capital in excess of par value . . . . . . . . .    58,085       58,834
  Deferred compensation. . . . . . . . . . . . . .       (27)         (33)
  Accumulated other comprehensive income . . . . .        34           46
  Accumulated earnings (deficit) . . . . . . . . .    (1,614)       1,022
                                                    --------     --------
     Total common stockholders' equity . . . . . .    56,479       59,870
                                                    --------     --------
     Total liabilities and stockholders' equity. .  $ 67,426     $ 67,407
                                                    --------     --------
                                                    --------     --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   THREE MONTHS     THREE MONTHS
                                                       ENDED            ENDED
                                                   JUNE 30, 1998    JUNE 30, 1997
                                                   -------------    -------------
Revenues:
  Continuous services. . . . . . . . . . . . . . .   $ 8,450           $6,222
  Other services . . . . . . . . . . . . . . . . .     1,537            1,295
                                                     -------           ------
  Total revenues . . . . . . . . . . . . . . . . .     9,987            7,517

Operating expenses:
  Costs of revenues. . . . . . . . . . . . . . . .     5,113            4,050
  Sales, general and administrative. . . . . . . .     4,947            2,046
  Product development. . . . . . . . . . . . . . .       678              602
  Depreciation and amortization. . . . . . . . . .       289              232
                                                     -------           ------
  Total operating expenses . . . . . . . . . . . .    11,027            6,930
                                                     -------           ------

Operating income (loss). . . . . . . . . . . . . .    (1,040)             587

Interest income, net . . . . . . . . . . . . . . .       360              447
                                                     -------           ------
Income (loss) before income taxes. . . . . . . . .      (680)           1,034
Provision (benefit) for income taxes . . . . . . .      (413)             220
                                                     -------           ------
Net income (loss). . . . . . . . . . . . . . . . .   $  (267)          $  814
                                                     -------           ------
                                                     -------           ------

Basic earnings (loss) per share. . . . . . . . . .   $  (.03)          $  .10

Diluted earnings (loss) per share. . . . . . . . .   $  (.03)          $  .09

Basic weighted average shares outstanding. . . . .     8,452            8,348

Diluted weighted average shares outstanding. . . .     8,452            8,560


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
             THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   SIX MONTHS          SIX MONTHS
                                                      ENDED               ENDED
                                                  JUNE 30, 1998       JUNE 30, 1997
                                                  -------------       -------------
Revenues:
  Continuous services. . . . . . . . . . . . . . .   $16,669             $12,751
  Other services . . . . . . . . . . . . . . . . .     3,277               2,250
                                                     -------             -------
  Total revenues . . . . . . . . . . . . . . . . .    19,946              15,001

Operating expenses:
  Costs of revenues. . . . . . . . . . . . . . . .    10,911               8,007
  Sales, general and administrative. . . . . . . .    11,068               4,763
  Product development. . . . . . . . . . . . . . .     3,060               1,011
  Depreciation and amortization. . . . . . . . . .       618                 445
                                                     -------             -------
  Total operating expenses . . . . . . . . . . . .    25,657              14,226
                                                     -------             -------

Operating income (loss). . . . . . . . . . . . . .    (5,711)                775

Interest income, net . . . . . . . . . . . . . . .       768                 910
                                                     -------             -------
Income (loss) before income taxes. . . . . . . . .    (4,943)              1,685
Provision for (benefit from) income taxes. . . . .    (2,307)                288
                                                     -------             -------
Net income (loss). . . . . . . . . . . . . . . . .   $(2,636)            $ 1,397
                                                     -------             -------
                                                     -------             -------

Basic earnings (loss) per share. . . . . . . . . .   $  (.31)            $   .17

Diluted earnings (loss) per share. . . . . . . . .   $  (.31)            $   .16

Basic weighted average shares outstanding. . . . .     8,468               8,343

Diluted weighted average shares outstanding. . . .     8,468               8,555


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                    THREE MONTHS     THREE MONTHS
                                                       ENDED            ENDED
                                                   JUNE 30, 1998    JUNE 30, 1997
                                                   -------------    -------------
Net income (loss). . . . . . . . . . . . . . . . .     $(267)            $814

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments . . . .        (1)              (3)

  Unrealized gain (loss) on securities . . . . . .        (1)              26
                                                       -----             ----

Other comprehensive income (loss)  . . . . . . . .        (2)              23
                                                       -----             ----

Comprehensive  income (loss) . . . . . . . . . . .     $(269)            $837
                                                       -----             ----
                                                       -----             ----








              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
            THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                   SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED
                                                  JUNE 30, 1998    JUNE 30, 1997
                                                  -------------    -------------
Net income (loss). . . . . . . . . . . . . . . . .   $(2,636)          $1,397

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments . . . .         4               (6)

  Unrealized loss on securities. . . . . . . . . .       (14)               3
                                                     -------           ------

Other comprehensive loss . . . . . . . . . . . . .       (10)              (3)
                                                     -------           ------

Comprehensive  income (loss) . . . . . . . . . . .   $(2,646)          $1,394
                                                     -------           ------
                                                     -------           ------



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
             THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        INTELLIQUEST INFORMATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                  SIX  MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                  JUNE 30, 1998   JUNE 30, 1997
                                                  -------------   -------------
Cash flows used in operating activities:
  Net income (loss). . . . . . . . . . . . . . . . $  (2,636)       $  1,397
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization . . . . . . . .       779             421
     Bad debt expense. . . . . . . . . . . . . . .       240              30
     Asset impairment and loss on disposal of
       assets. . . . . . . . . . . . . . . . . . .     2,873              30
     Deferred compensation . . . . . . . . . . . .         6               7
Net changes in assets and liabilities:
     Accounts receivable and unbilled revenues . .    (4,693)            584
     Prepaid expenses and other assets . . . . . .    (2,987)            (74)
     Projects in process . . . . . . . . . . . . .    (2,064)         (2,222)
     Accounts payable and accrued expenses . . . .     2,337            (553)
     Deferred revenues . . . . . . . . . . . . . .       924             713
     Other . . . . . . . . . . . . . . . . . . . .       469             193
                                                   ---------        --------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . .    (4,752)            526
                                                   ---------        --------
Cash flows from investing activities:
  Purchases of short-term investments. . . . . . .  (119,191)        (96,622)
  Sales and maturities of short-term
    investments. . . . . . . . . . . . . . . . . .   125,564         100,140
  Purchases of equipment and leasehold
    improvements . . . . . . . . . . . . . . . . .      (589)         (1,534)
  Purchase of Information Technology Forum
     assets, net of cash acquired. . . . . . . . .      (138)              -
  Purchase of treasury stock . . . . . . . . . . .    (1,536)
  Other. . . . . . . . . . . . . . . . . . . . . .       163               -
                                                   ---------        --------
     Net cash provided by investing activities . .     4,273           1,984
                                                   ---------        --------
Cash flows used in financing activities:
  Proceeds from issuance of stock, net . . . . . .        54             (15)
  Offering costs . . . . . . . . . . . . . . . . .         -
  Borrowings under line of credit. . . . . . . . .         -           2,265
  Repayments under line of credit. . . . . . . . .         -          (2,451)
  Other. . . . . . . . . . . . . . . . . . . . . .         -            (266)
                                                   ---------        --------
     Net cash provided by (used in) financing
       activities. . . . . . . . . . . . . . . . .        54            (467)
                                                   ---------        --------
  Net increase (decrease) in cash and
    equivalents. . . . . . . . . . . . . . . . . .      (425)          2,043
  Cash and equivalents at the beginning of the
     period. . . . . . . . . . . . . . . . . . . .     1,785             734
                                                   ---------        --------
  Cash and equivalents at the end of the
    period . . . . . . . . . . . . . . . . . . . . $   1,360        $  2,777
                                                   ---------        --------
                                                   ---------        --------
Supplemental cash flow disclosures:
  Interest paid. . . . . . . . . . . . . . . . . .         1              18
  Taxes paid . . . . . . . . . . . . . . . . . . .        49             567

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        INTELLIQUEST INFORMATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (CONTINUED)
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                  SIX  MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                  JUNE 30, 1998   JUNE 30, 1997
                                                  -------------   -------------
Schedule of noncash investing activities:
  Purchase of Information Technology Forum assets
   Working capital other than cash . . . . . . . . $      43        $      -
   Equipment and leasehold improvements. . . . . .        17               -
   Intangibles . . . . . . . . . . . . . . . . . .       821               -
   Capital lease assumed . . . . . . . . . . . . .       (10)              -
   Issuance of unregistered common stock . . . . .      (733)              -
                                                   ---------        --------
   Cash paid for Information Technology Forum
      assets, net of cash acquired . . . . . . . . $     138        $      -
                                                   ---------        --------
                                                   ---------        --------

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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of the Company's operations and its cash flows for the six-month periods ended June 30, 1998 and 1997. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   LICENSE AGREEMENT

     On December 22,1997, the Company paid $7.5 million for an exclusive licensing agreement to market and sell database products to the high-tech, telecommunications, cable and utility industries. In conjunction with the agreement the Company will pay the licensor royalties and fees on revenue from the sale of data and services.

     The contract provides for annual target minimum payments. Royalties and service fees for the database marketing products were less than that required to satisfy the prorated annual target minimum payments under this agreement; therefore, the Company recognized a liability at June 30, 1998 for the difference.

3.   ACQUISITION OF ASSETS/ RELATED PARTY TRANSACTION

     Effective January 1, 1998, the Company purchased certain assets of Information Technology Forum, Inc. ("ITF") a company wholly owned by Charles W. Stryker, who was a Director of the Company at the time of the acquisition. The assets were purchased with cash and stock and the transaction was accounted for under the purchase method. The assets purchased were recorded at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $821,000, versus $721,000 as reported in the Company's Annual Report on Form 10-K, due to post-closing accounting adjustments. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed.

4.   STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. As of the date of this filing 160,000 shares for $1.5 million were repurchased under the plan.

5.   NEW ACCOUNTING PRONOUNCEMENT

     In 1997, Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders, which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard for annual reporting in 1998 and quarterly reporting the first quarter of 1999.

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

     Renewable subscription products, except for CIMS, are furnished pursuant to contracts that are generally renewable annually, and revenue is amortized prorata over the contract terms. Substantially all

CIMS revenues and related costs are deferred and recognized upon delivery of the final study, which typically occurs in the third quarter. Renewable proprietary and panel products are furnished pursuant to contracts that are generally renewable annually. Revenues for renewable proprietary and panel products are recognized on a percentage of completion basis. Customer information products are recognized based on actual units shipped/processed. Revenue for conferences is recognized in the period in which the conference takes place.

     The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of June 30, 1998, the Company had entered into open forward contracts for U.S. dollar / British pound sterling transactions with a notional value of approximately $764,000.

RESULTS OF OPERATIONS

     TOTAL REVENUES. Total revenues increased from $7.5 million to $10.0 million for the quarters ended June 30, 1997 and 1998, respectively and from $15.0 million to $19.9 million for the six months ended June 30, 1997 and 1998, respectively. This growth represents a 32.9% increase for the three-month period and a 33.0% increase for the six month period ended June 30, 1998 from the comparable 1997 period.

     Revenues from continuous services increased 35.8% from $6.2 million to $8.5 million for the quarters ended June 30, 1997 and 1998, respectively and 30.7% from $12.8 million to $16.7 million for the six-month period ended June 30, 1997 and 1998, respectively. This increase was due primarily to the addition of database marketing products, expansion of renewable proprietary products, and an increase in value-added proprietary services related to IntelliTrack IQ. Other revenue increased 18.7% to $1.5 million for the three months ended June 30, 1998 from $1.3 million for the second quarter of 1997. Other revenue increased 45.6% from $2.3 million to $3.3 million for the six months ended June 30, 1997 and 1998, respectively. This increase was attributable to the impact of the non-renewable component of the company's database marketing services, partially offset by a shift from nonrenewable to renewable proprietary contracts.

     Revenues attributable to international market research decreased 57.6% from $3.3 million to $1.5 million for the quarters ended June 30, 1997 and 1998, respectively and 35.1% from $5.7 million to $3.7 million for the six months ended June 30, 1997 and 1998, respectively. Consistent with the anticipated shift to more electronic solutions for customer registration, data medium sales, which accounted for $1.1 million of international revenues for the quarter ended June 30, 1997 and $1.9 million for the six months ended June 30, 1997 was substantially discontinued by the end of 1997.

     COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, database marketing service charges, royalties, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues increased 26.2% from $4.1 million to $5.1 million for the quarters ended June 30, 1997 and 1998, respectively and 36.3% from $8.0 million to $10.9 million for the six months ended June 30, 1997 and 1998, respectively. Costs of revenues decreased as a percentage of total revenues from 53.9% to 51.2% for the quarters ended June 30, 1997 and 1998, respectively and increased to 54.7% for the six months ended June 30, 1998 from 53.4% for the six months ended June 30, 1997. The increase in the quarter-to-quarter cost of revenue as a percentage of total revenues is partially due to the timing of the renewal of a large contract within the market tracking division. The decrease in the Company's year-to-date cost of revenue as a percentage of total revenues reflects a shift from discontinued data medium sales to a growing suite of database marketing services products. In addition, a shift in the product mix within this product group, combined with the varied product margins for specific database marketing products, resulted in fluctuating margins between the first and second quarter of 1998. The Company anticipates that this trend will continue until its database marketing services products reach a more mature state.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 141.8% from $2.0 million to $4.9 million for the quarters ended June 30, 1997 and 1998, respectively and 132.4% from $4.8 million to $11.1 million for the six months ended June 30, 1997 and 1998, respectively. As a percentage of total revenues, sales, general and administrative expenses increased to 49.5% for the second quarter of 1998 from 27.2% for the second quarter of 1997 and to 55.5% for the six months ended June 30, 1998 from 31.8% for the six months ended June 30, 1997. This increase is primarily related to an investment in a more experienced senior management team and an operating model for the Company's database marketing division with a higher sales, general and administrative cost component. The year to date increase includes one-time adjustments in the first quarter of 1998 totaling $1.5 million in expense related to reorganization efforts. Before the effect of these one-time charges, sales, general and administrative expenses increased 101.0% from $4.8 million to $9.6 million for the six months ended June 30, 1997 and 1998, respectively and the first six month 1998 expenses were 48.0% of revenues. Acquisition costs expensed were $140,000 for the six months ended June 30, 1997.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $602,000 and $678,000 for the three months ended June 30, 1997 and 1998, respectively and $1.0 million and $3.1 million for the six months ended June 30, 1997 and 1998, respectively. As a percentage of total revenues, product development expenses represented 8.0% and 6.8% for the second quarters of 1997 and 1998, respectively and 6.7% and 15.3% for the six months ended June 30, 1997 and 1998, respectively. The year to date increase is primarily related to one-time charges during the first quarter of 1998 to write-off capitalized software development costs totaling $2 million due to an impairment in foreseeable future benefit. Before the effect of these one-time charges, product development expenses for the first six months of 1998 were $1.1 million, or 5.5% of revenues, compared to $1.0 million for the first six months of 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 24.6% from $232,000 to $289,000 for the quarters ended June 30, 1997 and 1998, respectively and 38.9% from $445,000 to $618,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was principally due to purchases of computer equipment, costs associated with the acquisition of advanced data delivery alternatives to improve communications, data processing systems required to support business growth and international expansion during 1997, and expansion of office space.

     INCOME TAXES. Benefit for income taxes as a percentage of income before income taxes represents 60.7% for the quarter and 46.7% for the six months ended June 30, 1998. This rate is higher than the Company's combined federal and state income tax rates due to significant interest income derived from investments in tax-free investments as a percentage of income (loss) before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash of $1.4 million, short term investments of $34.2 million and working capital of $45.1 million.

     During the six months ended June 30, 1998, the Company used $4.8 million for operating activities versus generating $526,000 during the same period in the prior year. This increase in cash flow used for operations was primarily due to the Company's first quarter net operating loss before one-time charges combined with a shift in the timing of client payments. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of June 30, 1997 and 1998 the Company had $2.4 million and $3.3 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of June 30, 1997 and 1998, the Company had $2.8 million and $3.6 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     For the six months ended June 30, 1997 and 1998, the Company generated net cash from investing activities of $2.0 million and $4.3 million, respectively, primarily from investments in short-term securities. The generation of net cash from investing activities was partially offset by the Company's repurchase of 160,000 shares of its Common Stock during the second quarter.

     Financing activities used $467,000 during the first six months of 1997. During the first six month of 1998, financing activities generated $54,000.

     The Company believes that future cash flows from operations, together with existing cash balances and short term investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Beyond that time, if cash flows from operations are not sufficient to satisfy its financing needs, the Company may seek additional funding through the sale of its securities, including equity securities. There can be no assurance that such funding can be obtained on favorable terms, if at all.

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

STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's outstanding common stock. As of the date of this filing 160,000 shares for $1.5 million were repurchased under the plan.

RISK FACTORS

     RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES. The Company hopes to achieve a significant portion of its future revenue growth through the expansion of its customer registration business and the development of database marketing products associated with the registration business. The Company has limited experience in the database marketing industry and there can be no assurance that the Company will be successful in developing and marketing its new line of database marketing products. The Company also intends to rely in large part on strategic alliances and the acquisition of related technologies in order to expand its database marketing offerings. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by such alliances and acquisitions, and no assurance can be given that such alliances and acquisitions will be managed without a material adverse effect on the business of the Company. The Company intends to process its database marketing solutions through a licensing agreement under which the Company has a perpetual, but cancelable, contract to receive such services from the licensor. The Company currently has no other means of providing alternative methods of processing in the event of a natural catastrophe, cancellation of the contract, or other unforeseeable event. In addition, a significant amount of projected database marketing revenues is attributable to this licensing agreement, which is cancelable by either party under certain conditions.

     HISTORY OF NET LOSSES; UNCERTAIN PROFITABILITY. The Company incurred net annual losses in each year from 1991 through 1994 before recording a net profit in each of 1995, 1996 and 1997. In view of the Company's prior operating history and recent reorganization, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

     RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION. The Company has relied on a limited number of key customers for the majority of its revenues. The Company's 10 largest customers in 1997 generated 55.1% of the Company's revenues for the year. In 1997, the Company's two largest customers, IBM and Hewlett-Packard, each accounted for over 10% of the Company's revenues and together accounted for 27.7% of revenues. The Company expects that three customers will each account for over 10% of revenues in 1998. Over time key customers will vary depending upon the seasonality or the nature of the contracts. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, significant consolidation of companies in the technology industries served by the Company is underway, a trend which the Company believes will continue. Consolidation among the Company's top customers could adversely affect aggregate customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers. The loss of one or more of the Company's large customers or a significant reduction in business from such customers, regardless of the reason, would have a material adverse effect on the Company.

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

     The Company hopes to achieve a portion of its future revenue growth, if any, through acquisitions of complementary businesses, products or technologies, although the Company currently has no commitments or agreements with respect to any such acquisition. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and no assurance can be given that any past or possible future acquisitions will be managed without a material adverse effect on the business of the Company. In addition, there can be no assurance that any possible future acquisition will not dilute the Company's earnings per share.

     COMPETITION. Overall, the technology-focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer information software, such as Leader, Inc. and Encompass, Inc., as well as vendors' own customer information software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., Information Resources, Inc. and The NPD Group, Inc.); (iii) analyst-based, general business consulting and (iv) database marketing (such as Axciom

Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

     RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer information products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop Internet-based information collection tools and data delivery. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders was held May 12, 1998. Of the outstanding shares, 71.39% voted. The following votes were tabulated for the specific proposals:

          Proposal #1. Election of Directors:

                                 For         Withheld
          Peter Zandan        6,034,554       21,212
          Brian Sharples      6,034,554       21,212
          Lee Walker          6,034,554       21,212
          Bill Wood           6,034,554       21,212

          Proposal #2. Proposal to amend the Company's 1996 Stock Plan to increase the number of shares reserved by 340,000, bringing the total number of shares issuable thereunder to 1,040,000:

          For          Against     Abstain
          5,513,133    535,890      6,743

          Proposal #3. Proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

          For          Against     Abstain
          6,043,745     3,875       6,146

Item 5.   Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits
                    11.1 Statement Regarding Computation of Net Income Per Share
                    27   Financial Data Schedule
          (b)  Reports on Form 8-K
                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED August 14, 1998
                                 IntelliQuest Information Group, Inc.
                                 (Registrant)



                                 By:  /s/ Susan Georgen-Saad
                                    ----------------------------------
                                    Susan Georgen-Saad
                                    Chief Financial Officer