Form 10-Q
period 1998-09-30
INTELLIQUEST INFORMATION GROUP INC
filed 1998-11-13
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

                  For the quarter ended:  September 30, 1998

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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT OCTOBER 31, 1998
   Common Stock, $.0001 par value                     8,237,229

                      INTELLIQUEST INFORMATION GROUP, INC.
                                     INDEX

                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:
              Condensed Consolidated Balance Sheet
              September 30, 1998 (unaudited) and December 31, 1997             3

              Condensed Consolidated Statement of Operations (unaudited)
              Three months ended September 30, 1998 and 1997                   4

              Condensed Consolidated Statement of Operations (unaudited)
              Nine months ended September 30, 1998 and 1997                    5

              Consolidated Statement of Comprehensive Income (unaudited)
              Three months ended September 30, 1998 and 1997                   6

              Consolidated Statement of Comprehensive Income (unaudited)
              Nine months ended September 30, 1998 and 1997                    7

              Condensed Consolidated Statement of Cash Flows (unaudited)
              Nine months ended September 30, 1998 and 1997                    8

              Notes to Consolidated Financial Statements                      10

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 22

   Item 2.  Changes in Securities                                             22

   Item 3.  Defaults Upon Senior Securities                                   22

   Item 4.  Submission of Matters to a Vote of Security Holders               22

   Item 5.  Other Information                                                 22

   Item 6.  Exhibits and Reports on Form 8-K                                  24

   Signatures                                                                 25

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                     ------------    -----------
                                                     (UNAUDITED)
                          ASSETS
Current Assets:
  Cash and equivalents. . . . . . . . . . . . . . . .   $ 1,736       $ 1,785
  Short-term investments. . . . . . . . . . . . . . .    33,997        40,752
  Accounts receivable, net. . . . . . . . . . . . . .    11,322         7,904
  Unbilled revenues . . . . . . . . . . . . . . . . .     4,495         2,840
  Projects in process . . . . . . . . . . . . . . . .       125           127
  Prepaid expenses and other assets . . . . . . . . .     2,925           593
                                                        -------       -------
    Total current assets. . . . . . . . . . . . . . .    54,600        54,001
  Furniture and equipment, net. . . . . . . . . . . .     2,577         4,436
  License agreements, net . . . . . . . . . . . . . .     7,376         7,500
  Other assets. . . . . . . . . . . . . . . . . . . .     1,528         1,470
                                                        -------       -------
    Total assets. . . . . . . . . . . . . . . . . . .   $66,081       $67,407
                                                        -------       -------
                                                        -------       -------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .   $ 2,931       $ 2,474
  Accrued liabilities . . . . . . . . . . . . . . . .     3,710         1,918
  Deferred revenues . . . . . . . . . . . . . . . . .     2,322         2,420
  Other current liabilities . . . . . . . . . . . . .       559           553
                                                        -------       -------
    Total current liabilities . . . . . . . . . . . .     9,522         7,365
Obligations under capital leases and deferred rent. .       112           172
                                                        -------       -------
    Total liabilities . . . . . . . . . . . . . . . .     9,634         7,537
                                                        -------       -------

Common Stockholders' Equity:
  Common stock, $.0001 par value, 30,000,000
   shares authorized, 8,499,000 and 8,411,000
   shares issued, respectively; 270,000 and 0
   shares of treasury stock, respectively; and
   8,229,000 and 8,411,000 shares outstanding,
   respectively . . . . . . . . . . . . . . . . . . .         1             1
  Capital in excess of par value. . . . . . . . . . .    57,241        58,834
  Deferred compensation . . . . . . . . . . . . . . .       (23)          (33)
  Accumulated other comprehensive income. . . . . . .       122            46
  Accumulated (deficit) earnings. . . . . . . . . . .      (894)        1,022
                                                        -------       -------
    Total common stockholders' equity . . . . . . . .    56,447        59,870
                                                        -------       -------
      Total liabilities and stockholders' equity. . .   $66,081       $67,407
                                                        -------       -------
                                                        -------       -------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS         THREE MONTHS
                                                         ENDED               ENDED
                                                  SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                  ------------------   ------------------
Revenues:
  Continuous services. . . . . . . . . . . . . . .     $12,445               $11,401
  Other services . . . . . . . . . . . . . . . . .       1,399                 1,126
                                                       -------               -------
  Total revenues . . . . . . . . . . . . . . . . .      13,844                12,527
                                                       -------               -------

Operating expenses:
  Costs of revenues. . . . . . . . . . . . . . . .       7,688                 7,211
  Sales, general and administrative. . . . . . . .       4,561                 3,148
  Product development. . . . . . . . . . . . . . .         605                   551
  Depreciation and amortization. . . . . . . . . .         352                   244
                                                       -------               -------
  Total operating expenses . . . . . . . . . . . .      13,206                11,154
                                                       -------               -------

Operating income . . . . . . . . . . . . . . . . .         638                 1,373

Interest income, net . . . . . . . . . . . . . . .         318                   494
                                                       -------               -------
Income before income taxes . . . . . . . . . . . .         956                 1,867
Provision for income taxes . . . . . . . . . . . .         255                   485
                                                       -------               -------
Net income . . . . . . . . . . . . . . . . . . . .     $   701               $ 1,382
                                                       -------               -------
                                                       -------               -------

Basic earnings per share . . . . . . . . . . . . .     $   .08               $   .16

Diluted earnings per share . . . . . . . . . . . .     $   .08               $   .16

Basic weighted average shares outstanding. . . . .       8,307                 8,390

Diluted weighted average shares outstanding. . . .       8,353                 8,587


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     NINE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                   SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                   ------------------   ------------------
Revenues:
  Continuous services. . . . . . . . . . . . . . .      $29,114              $24,152
  Other services . . . . . . . . . . . . . . . . .        4,676                3,376
                                                        -------              -------
  Total revenues . . . . . . . . . . . . . . . . .       33,790               27,528
                                                        -------              -------

Operating expenses:
  Costs of revenues. . . . . . . . . . . . . . . .       18,599               15,218
  Sales, general and administrative. . . . . . . .       15,629                7,911
  Product development. . . . . . . . . . . . . . .        3,665                1,562
  Depreciation and amortization. . . . . . . . . .          970                  689
                                                        -------              -------
  Total operating expenses . . . . . . . . . . . .       38,863               25,380
                                                        -------              -------

Operating (loss) income. . . . . . . . . . . . . .       (5,073)               2,148

Interest income, net . . . . . . . . . . . . . . .        1,086                1,404
                                                        -------              -------
(Loss) income before income taxes. . . . . . . . .       (3,987)               3,552
(Benefit from) provision for income taxes. . . . .       (2,052)                 773
                                                        -------              -------
Net (loss) income. . . . . . . . . . . . . . . . .      $(1,935)             $ 2,779
                                                        -------              -------
                                                        -------              -------

Basic (loss) earnings per share. . . . . . . . . .      $  (.23)             $   .33

Diluted (loss) earnings per share. . . . . . . . .      $  (.23)             $   .33

Basic weighted average shares outstanding. . . . .        8,413                8,308

Diluted weighted average shares outstanding. . . .        8,413                8,477



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                         CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       THREE MONTHS         THREE MONTHS
                                                           ENDED                ENDED
                                                    SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                    ------------------   ------------------
Net income. . . . . . . . . . . . . . . . . . . . .        $701                $1,382
                                                           ----                ------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments, net . .          18                     1

  Unrealized gain on securities, net. . . . . . . .          37                    19
                                                           ----                ------

Other comprehensive income. . . . . . . . . . . . .          55                    20
                                                           ----                ------

Comprehensive  income . . . . . . . . . . . . . . .        $756                $1,402
                                                           ----                ------
                                                           ----                ------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                         NINE MONTHS         NINE MONTHS
                                                            ENDED               ENDED
                                                     SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                     ------------------   ------------------
Net (loss) income . . . . . . . . . . . . . . . . .        $(1,935)             $2,779
                                                           -------              ------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments, net . .             22                  (5)
  Unrealized gain on securities, net. . . . . . . .             23                  22
                                                           -------              ------

Other comprehensive income. . . . . . . . . . . . .             45                  17
                                                           -------              ------

Comprehensive (loss) income . . . . . . . . . . . .        $(1,890)             $2,796
                                                           -------              ------
                                                           -------              ------



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                       NINE MONTHS          NINE MONTHS
                                                          ENDED                ENDED
                                                    SEPTEMBER 30, 1998  SEPTEMBER  30, 1997
                                                    ------------------  -------------------
Cash flows used in operating activities:
   Net (loss) income . . . . . . . . . . . . . . .     $   (1,935)         $    2,779
   Adjustments to reconcile net income to net
   cash used in operating activities:
       Depreciation and amortization . . . . . . .          1,187                 689
       Bad debt expense. . . . . . . . . . . . . .            316                 110
       Asset impairment and loss on disposal of
         assets. . . . . . . . . . . . . . . . . .          2,873                  30
       Deferred compensation . . . . . . . . . . .             10                  10
Net changes in assets and liabilities:
       Accounts receivable and unbilled
         revenues. . . . . . . . . . . . . . . . .         (5,697)             (2,169)
       Prepaid expenses and other assets . . . . .         (2,687)                (35)
       Projects in process . . . . . . . . . . . .              2                  98
       Accounts payable and accrued expenses . . .          2,159                 942
       Deferred revenues . . . . . . . . . . . . .            (98)               (433)
       Other . . . . . . . . . . . . . . . . . . .            407                (307)
                                                        ---------           ---------
  Net cash (used in) provided by operating                 (3,463)              1,714
    activities . . . . . . . . . . . . . . . . . .      ---------           ---------

Cash flows from investing activities:
   Purchases of short-term investments . . . . . .       (156,436)           (130,461)
   Sales and maturities of short-term
     investments . . . . . . . . . . . . . . . . .        163,011             133,158
   Purchases of equipment and leasehold
     improvements. . . . . . . . . . . . . . . . .           (866)             (2,369)
   Purchase of Information Technology Forum
     assets, net of cash acquired. . . . . . . . .           (138)                  -
   Purchase of treasury stock. . . . . . . . . . .         (2,385)                  -
   Other . . . . . . . . . . . . . . . . . . . . .            144                   -
                                                        ---------           ---------
  Net cash provided by investing activities. . . .          3,330                 328
                                                        ---------           ---------

Cash flows used in financing activities:
   Proceeds from issuance of stock, net. . . . . .             54                  80
   Borrowings under line of credit . . . . . . . .              -               2,265
   Repayments under line of credit . . . . . . . .              -              (2,451)
   Other . . . . . . . . . . . . . . . . . . . . .             30                  27
                                                        ---------           ---------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .             84                 (79)
                                                        ---------           ---------

   Net (decrease) increase in cash and
     equivalents . . . . . . . . . . . . . . . . .            (49)              1,963
   Cash and equivalents at the beginning of the
     period. . . . . . . . . . . . . . . . . . . .          1,785                 734
                                                        ---------           ---------
   Cash and equivalents at the end of the
     period. . . . . . . . . . . . . . . . . . . .      $   1,736           $   2,697
                                                        ---------           ---------
                                                        ---------           ---------

Supplemental cash flow disclosures:
   Interest paid . . . . . . . . . . . . . . . . .      $       1           $     24
   Taxes paid. . . . . . . . . . . . . . . . . . .             49                767


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
             THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (CONTINUED)
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                         NINE MONTHS        NINE MONTHS
                                                            ENDED              ENDED
                                                      SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                      ------------------  ------------------
Schedule of noncash investing activities:
  Purchase of Information Technology Forum assets:
     Working capital other than cash . . . . . . .          $  43             $    -
     Equipment and leasehold improvements. . . . .             17                  -
     Intangibles . . . . . . . . . . . . . . . . .            821                  -
     Capital lease assumed . . . . .                          (10)                 -
     Issuance of unregistered common stock . . . .           (733)                 -
                                                            -----             ------
     Cash paid for Information Technology Forum
       assets, net of cash acquired. . . . . . . .          $ 138             $    -
                                                            -----             ------
                                                            -----             ------
















            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information and database services to technology and telecommunication companies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of the Company's operations and its cash flows for the nine-month periods ended September 30, 1998 and 1997. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   LICENSE AGREEMENT

     On December 22, 1997 the Company paid $7.5 million for an exclusive licensing agreement to market and sell database products to the high-tech, telecommunications, cable and utility industries. In conjunction with the agreement the Company will pay the licensor royalties and fees on revenue from the sale of data and services.

     The contract provides for annual target minimum payments.   Royalties and
     service fees for the database marketing products were less than that required to satisfy the prorated annual target minimum payments under this agreement; therefore, the Company recognized a liability at September 30, 1998 for the difference.

3.   ACQUISITION OF ASSETS/ RELATED PARTY TRANSACTION

     Effective January 1, 1998, the Company purchased certain assets of Information Technology Forum, Inc. ("ITF"), a company wholly owned by Charles W. Stryker, who was a Director of the Company at the time of the acquisition. The assets were purchased with cash and stock and the transaction was accounted for under the purchase method. The assets purchased were recorded at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $821,000, versus $721,000 as reported in the Company's Annual Report on Form 10-K, due to post-closing accounting adjustments. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed.

4.   STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. As of November 10, 1998, 355,000 shares have been repurchased for $2.9 million in open market transactions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES, RELIANCE ON KEY CUSTOMERS; TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE ACQUISITIONS; COMPETITION; DEPENDENCE ON KEY PERSONNEL; DEVELOPMENT OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; RISKS ASSOCIATED WITH INTERNATIONAL OPERATION; AND RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE,, AS FURTHER DISCUSSED UNDER "RISK FACTORS".

RESULTS OF OPERATIONS

     TOTAL REVENUES.   Total revenues increased from $12.5 million to $13.8
million for the quarters ended September 30, 1997 and 1998, respectively and from $27.5 million to $33.8 million for the nine months ended September 30, 1997 and 1998, respectively. This growth represents a 10.5% increase for the three-month period and a 22.7% increase for the nine month period ended September 30, 1998 from the comparable 1997 period.

     Revenues from continuous services increased 9.2% from $11.4 million to $12.4 million for the quarters ended September 30, 1997 and 1998, respectively and 20.5% from $24.2 million to $29.1 million for the nine-month period ended September 30, 1997 and 1998, respectively. The quarter to quarter increase was due primarily to the addition of database marketing products offset by the shift in the timing of a major conference from the third quarter of 1997 to the fourth quarter of 1998. These factors, combined with the expansion of renewable proprietary products and offset by discontinued data medium sales, were responsible for the year to date increase in revenue. Other revenue increased 24.2% to $1.4 million for the three months ended September 30, 1998 from $1.1 million for third quarter of 1997. Other revenue increased 38.5% from $3.4 million to $4.7 million for the
nine months ended September 30, 1997 and 1998, respectively.   This increase
was attributable to the addition of non-renewable database marketing products in 1998. In addition, the year to date increase was partially offset by a shift from non-renewable to renewable proprietary contracts.

     Revenues attributable to international market research decreased 41.4% from $2.4 million to $1.4 million for the quarters ended September 30, 1997 and 1998, respectively and 37.6% from $8.2 million to $5.1 million for the nine months ended September 30, 1997 and 1998, respectively. Consistent with the anticipated shift to more electronic solutions for customer registration, data medium sales, which accounted for $500,000 of international revenues for the quarter ended September 30, 1997 and $2.5 million for the nine months ended September 30, 1997 were substantially discontinued by the end of 1997.

     COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, database marketing service charges, royalties, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues increased 6.6% from $7.2 million to $7.7 million for the quarters ended September 30, 1997 and 1998, respectively and 22.2% from $15.2 million to $18.6 million for the nine months ended September 30, 1997 and 1998, respectively. Costs of revenues decreased as a percentage of total revenues from 57.6% to 55.5% for the quarters ended September 30, 1997 and 1998, respectively and decreased to 55.0% for the nine months ended September 30, 1998 from 55.3% for the nine months ended September 30, 1997. The decrease in the Company's cost of revenue as a percentage of total revenues reflects a shift from discontinued data medium sales to a growing suite of database marketing services products and cost reductions in customer registration products. These decreases in cost of revenues were partially offset by an increase in costs for certain syndicated products and accruals for anticipated target minimum payments under the license agreement for
database marketing services.   The quarter to quarter increase is partially
impacted by the shift in the timing of a major conference, with a lower gross profit margin, from the third quarter of 1997 to the fourth quarter of 1998. The first quarter of 1998 included a one-time adjustment of $360,000. Before the impact of the one-time adjustment, cost of revenues increased 20.0% from $15.2 million to $18.2 million for the nine months ended September 30, 1997 and 1998, respectively.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 44.9% from $3.1 million to $4.6 million for the quarters ended September 30, 1997 and 1998, respectively and 97.6% from $7.9 million to $15.6 million for the nine months ended September 30, 1997 and 1998, respectively. As a percentage of total revenues, sales, general and administrative expenses increased to 32.9% for the third quarter of 1998 from 25.1% for the third quarter of 1997 and to 46.3% for the nine months ended September 30, 1998 from 28.7% for the nine months ended September 30, 1997. This increase is primarily related to an investment in a more experienced senior management team and an operating model for the Company's database marketing division requiring a higher sales, general and administrative operating cost component. The year to date increase includes one-time adjustments in the first quarter of 1998 totaling $1.5 million in expense related to reorganization efforts. Before the effect of these one-time charges, sales, general and administrative expenses increased 78.7% from $7.9 million to $14.1 million for the nine months ended September 30, 1997 and 1998, respectively and the first nine months 1998 expenses were 41.8% of revenues. Acquisition costs expensed were $140,000 for the nine months ended September 30, 1997.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $551,000 and $605,000 for the three months ended September 30, 1997 and 1998, respectively and $1.6 million and $3.7 million for the nine months ended September 30, 1997 and 1998, respectively. As a percentage of total revenues, product development expenses represented 4.4% for both the third quarters of 1997 and 1998 and 5.7% and 10.8% for the nine
months ended September 30, 1997 and 1998, respectively.   The year to date
increase is primarily related to one-time charges during the first quarter of 1998 to write-off capitalized software development costs totaling $2 million due to an impairment in foreseeable future benefit. Before the effect of these one-time charges, product development expenses for the first nine months of 1998 were $1.7 million, or 5.0% of revenues, compared to $1.6 million for the first nine months of 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 44.3% from $244,000 to $352,000 for the quarters ended September 30, 1997 and 1998, respectively and 40.8% from $689,000 to $970,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was principally due to purchases of computer equipment, costs associated with the acquisition of advanced data delivery alternatives to improve communications, data processing systems required to support business growth and international expansion during 1997, and expansion of office space.

     INCOME TAXES.   Provision (benefit) for income taxes as a percentage of
income before income taxes represents 26.7% for the quarter and (51.5)% for the nine months ended September 30, 1998. This rate varies from the Company's combined federal and state income tax rates due to significant interest income derived from investments in tax-free investments as a percentage of income (loss) before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash of $1.7 million, short term investments of $34.0 million and working capital of $45.1 million.

     During the nine months ended September 30, 1998, the Company used $3.5 million for operating activities versus generating $1.7 million during the same period in the prior year. This increase in cash flow used for operations was primarily due to the Company's first quarter net operating loss before one-time charges combined with a shift in the timing of client payments. Billed amounts for proprietary and syndicated products are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. Transaction services are billed the month following collection of data and database services are billed when shipped.
 As of September 30, 1997 and 1998 the Company had $2.4 million and $2.3 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of September 30, 1997 and 1998, the Company had $2.8 million and $4.5 million of unbilled revenues, respectively. The increase is partially a result of a change in billing practices for database marketing products and customer registration in 1998. In 1997 services were billed the last day of the month; in 1998 they are billed the month following the collection of data. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     For the nine months ended September 30, 1997 and 1998, the Company generated net cash from investing activities of $328,000 and $3.3 million,
respectively, primarily from investments in short-term securities.   During
1998 sales of investments exceeded purchases of investments to fund net operating losses. The generation of net cash from investing activities was partially offset by the Company's repurchase of 270,000 shares of its Common Stock during the second and third quarters.

     Financing activities used net cash of $79,000 for the first nine months of 1997 and provided net cash of $84,000 during the first nine months of 1998. The increase in funds generated are the result of the termination of the line of credit in 1997.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is a result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain operating instructions that are unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

     Management has implemented a company wide program to assess the computer systems and applications for the year 2000. A team was established in 1998, headed by the Company's chief operating officer, to coordinate the Company's Year 2000 compliance efforts. The Year 2000 team is staffed with representatives of the Company's management information group and the business units. Consultants and legal counsel are being leveraged as needed. The chief operating officer reports regularly on the status of the Year 2000 project to the Company's Board of Directors.

     The Year 2000 team has substantially completed an inventory of all computer-based systems and applications (including embedded systems) the Company uses in its operations. The inventory includes an assessment of all computer-based systems and applications. Corrective action plans are being prepared and prioritized based upon criticality to the Company's operations. The Year 2000 team is determining what modifications or replacements will be necessary to achieve compliance; implementing the modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company.

     The Year 2000 team is also examining the Company's relationships with key vendors and clients with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' Year 2000 compliance. Vendors and clients have been prioritized based upon criticality to the Company's business operations. The team is in the process of assessing vendor and client Year 2000 compliance.

     As part of the Year 2000 compliance effort, the team will be establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a Year 2000-related systems failure.

     The Company is currently in the assessment/remediation phases of the compliance plan, with testing to verify compliance expected to be completed prior to December 31, 1999. The Company expects to incur costs of approximately $150,000 to $250,000 through 1999 for consulting, administration, hardware, software, and other expenses associated with Year 2000 compliance. To date, the Company has incurred approximately $20,000 related to the assessment and correction phases of the Year 2000 project. These charges are reported as a component of selling, general and administrative expenses. The Company plans to expense maintenance costs as incurred, while costs of updated software and hardware will be amortized over the respective lives of the assets. The total cost of the project is being funded through operating cash flows.

     The Company does rely on third-party providers for key services such as telecommunications and database marketing services. Interruption of these services could, in management's view, have a material impact on the
operations of the Company.   Efforts have begun to evaluate the readiness of
these critical suppliers. Management believes that, should the Company or other third parties, with whom the Company has a significant business relationship, have a Year 2000-related systems failure, the most significant impact would likely be the inability to deliver products in a timely fashion to its clients, to receive certain products from vendors, or to process electronically certain internal database programs. The impact could be material to the Company's liquidity or results of operations.

STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's outstanding common stock. As of November 10, 1998, 355,000 shares have been repurchased for $2.9 million in open market transactions.

FOREIGN CURRENCY

     The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of September 30, 1998, the Company had entered into open forward contracts for U.S. dollar / British pound sterling transactions with a notional value of approximately $454,000.

RISK FACTORS

     RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES. The Company plans to achieve a significant portion of its future revenue growth through the expansion of its customer registration business and the development of database marketing products. The Company has limited experience in the database marketing industry and there can be no assurance that the Company will be successful in developing and marketing its new line of database marketing products. The Company also intends to rely in large part on strategic alliances and the acquisition of related technologies in order to expand its database marketing offerings. The Company's management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by such alliances and acquisitions, and no assurance can be given that such alliances and acquisitions will be managed without a material adverse effect on the business of the Company.
The Company intends to process its database marketing solutions through a licensing agreement under which the Company has a perpetual, but cancelable, contract to receive such services from the licensor. The Company currently has no other means of providing alternative methods of processing in the event of a natural catastrophe, cancellation of the contract, or other unforeseeable event. In addition, a significant amount of projected database marketing revenues is attributable to this licensing agreement, which is cancelable by either party under certain conditions. Sales to-date under this agreement have not achieved the targeted minimums, therefore, the Company has accrued an expense to cover the anticipated targeted minimum payments.

     HISTORY OF NET LOSSES; UNCERTAIN PROFITABILITY. The Company incurred net annual losses in each year from 1991 through 1994 before recording a net
profit in each of 1995, 1996 and 1997.   In addition, the Company experienced
a net loss for the first and second quarters of 1998. In view of the Company's prior operating history and recent reorganization, there can be no assurance that the Company will be able to maintain profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods.

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

     FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. The Company expects that revenues from customer registration products will continue to increase. However, such revenues are primarily a function of the timing of customer shipments, which can be difficult to forecast and over which the Company has no control. Any delay in customer orders for the Company's customer registration products, or a decrease in orders due to adoption by customers of custom software applications, could have a material adverse effect on the Company's future operating results. In addition, substantially all revenues and expenses attributable to the Company's CIMS product for a particular year are deferred and recognized when the final study is completed and delivered, usually in the third quarter of that year. Although CIMS was delivered in the third quarter of 1998, delays in delivering the final study in future years could postpone recognition of such revenues and expenses until the fourth quarter of such year, which would materially affect operating results for such third and fourth quarters. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which historically has reduced the Company's third quarter gross margin below that of other quarters. The database services operations provide a variety of services with significantly different profit margins. The Company has experienced quarterly variances in the product mix which causes cost of revenues to fluctuate. Many of the Company's customers operate in industry segments that are becoming increasingly seasonal as technology vendors have increased their focus on consumer markets, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of such customers. This may translate into seasonal demand for the Company's products, particularly the customer registration products. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the timing of orders from customers, the size and timing of orders for customer registration products, response rates on customer information products, delays in development and customer acceptance of custom software applications, product or panel development expenses, new product or service introductions or announcements by the Company or its competitors, levels of market acceptance for new products and services, the hiring and training of additional staff and customer demand for market research, as well as geeral economic conditions. Because a significant portion of the Company's overhead is fixed in the short term and because spending commitments must be made in advance of revenue commitments by customers, the Company's results of operations may be materially adversely affected in any particular quarter if revenues fall below the Company's expectations. These factors, among others, make it likely that in some future quarter the Company's operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of the Company's Common Stock.

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

     COMPETITION. Overall, the technology-focused market research industry is highly competitive. The Company has traditionally competed directly with relatively small, local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer information software, such as Leader Technologies, Inc. and Encompass, Inc., as well as vendors' own customer information software. In addition, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., Information Resources, Inc. and The NPD Group, Inc.); (iii) analyst-based, general business consulting and (iv) database marketing (such as Axciom Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company, which could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend to a significant extent upon the efforts and abilities of key personnel who have expertise in developing, interpreting and selling survey-based information for technology markets and database services to technology, telecommunications, cable and utility markets. Although customer relationships are managed at many levels in the Company, the loss of one or more of IntelliQuest's corporate officers or senior managers could have an adverse effect on the Company's business. The Company's success may also depend on its ability to hire, train and retain skilled personnel in all areas of its business. Competition for qualified personnel in the Company's industry and geographic markets is intense. Many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

     RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION. The Company's customers compete in markets characterized by rapid, continual technological change. The Company's success will depend in part upon its ability to anticipate and keep pace with rapidly changing technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. In particular, the Company is expending significant resources to develop its proprietary customer information products to take advantage of certain market opportunities. However, such software products may contain defects following customization or when new versions are released; the Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, the Company is expending significant resources to develop additional Internet-based information collection tools and data delivery. There can be no assurance, however, that the Company will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Any failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect the Company's future operating results.

     DATA COLLECTION RISKS. The Company currently collects information both telephonically and electronically. In addition, certain of the Company's new products and services involve the use of the Internet and commercial online services to gather information from end users for processing and sale to customers of the Company. A number of legislative initiatives exist domestically and abroad that seek to regulate the telephonic or electronic collection of data about persons. In addition, an increasing number of court cases have been brought seeking damages and injunctive relief for actions allegedly violating "rights of privacy." (See privacy policy in Item 5 - Other Information.) The law in this area, both statutory and case law, is highly unsettled. No assurance can be given, therefore, that the Company will be allowed to continue to pursue existing or proposed new products and services. In addition, the Company's ability to provide timely and accurate market research to its customers depends on its ability to collect large quantities of high quality data through interviews, customer registrations, product satisfaction questionnaires and certain other surveys. If receptivity to the Company's customer registration, interview and survey methods by respondents declines, or for some other reason their willingness to complete and return surveys, registrations, or other information declines, or if the Company for any reason cannot rely on the integrity of the data it receives, it would reduce the quantity and/or quality of the data the Company seeks to disseminate and would have a material adverse effect on the Company's ability to market and sell its market research products and on its results of operations.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Revenues attributable to international market research represented 28.6% of the Company's revenues for 1997 and 15.1% of the Company's revenues for the nine months ended September 30, 1998. The Company expects that revenues from international market research will continue to account for a material portion of its revenues. However, the Company's international data collection operations are subject to numerous inherent challenges and risks, including maintenance of an international data collection network that adheres to the Company's quality standards, fluctuations in exchange rates, foreign political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, demand for the Company's international market research depends on the international sales and operations of its customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories can be expected to require the commitment of considerable management and financial resources and may negatively impact the Company's near-term results of operations. Any material decline in the Company's ability to provide and market timely, high-quality data that is consistent across international markets would have a material adverse effect on the Company's results of operations.

     VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock has been volatile and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of new contracts, new customers, consolidations in the industry, technological innovations or new products by the Company or its competitors, changes in senior management, developments in patents or other intellectual property rights, general conditions in the technology-focused market research industry, revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the technology-focused, market research industry and general economic and market conditions. In addition, it is possible that in some future period the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Additionally, the stock market in general has experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Company's Common Stock.

Part II.  Other Information
Item 1.   Legal Proceedings
          The Company is plaintiff and defendant in various lawsuits in the ordinary course of business, none of which the Company considers material.


Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
     I.   STOCKHOLDER RIGHTS AGREEMENT

     On October 30, 1998, the Company filed a report on Form 8-K which describes the Company's adoption of a Stockholder Rights Agreement on October 19, 1998 and the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock of the Company outstanding at the close of business on November 2, 1998.

     II.  PRIVACY POLICY

     During the third quarter, the Company adopted the following privacy policy.

     The IntelliQuest Marketing Information Solutions division is committed to responsible management of consumer information and abides by all rules, both ethical and legal, with respect to the use of consumer information. We strictly adhere to all industry guidelines, and continually monitor and enhance how we manage the use and security of consumer information.

     IntelliQuest MKIS provides product registration services, commercially available data, innovative database marketing solutions and analysis to high technology, telecommunications, utilities and cable companies. IntelliQuest is a publicly held company and subject to the rules and regulations of the Securities and Exchange Commission (SEC). IntelliQuest fully complies with the reporting requirements of the SEC and Nasdaq, the stock exchange on which we are traded.

     An important component of our general business is to process registration information provided by consumers of technology products. We use this information to enable our clients to identify their technology customers. We serve our clients by helping them market smarter, promoting their products efficiently and effectively to persons who are interested in them. We serve the larger consumer community by respecting their privacy rights and desire for less intrusive selling.

     To ensure that consumers have the ultimate right to control dissemination of their personal information, we support the self-regulatory efforts of the direct marketing industry and believe such actions are the best way to protect the privacy of the consumer. We support legislation and regulatory efforts that introduce fair, workable guidelines to protect the privacy of consumers. We will work to ensure that any such guidelines are consistent with and complement established self-regulatory measures, and that they allow the consumer to continue receiving the benefits that sophisticated marketing techniques can provide.

     HOW WE PROTECT YOUR PRIVACY
     IntelliQuest recognizes that the privacy of individual consumers is vital to its business. We recognize also that consumers have the right to understand how information about them is disseminated. Therefore, IntelliQuest has established a strict business policy in regard to acquiring, managing, and distributing consumer information. The key points of this policy are as follows:

     - IntelliQuest carefully maintains compliance with all applicable consumer privacy laws and the Direct Marketing Association's (DMA) ethical practices on the appropriate usage of consumer data. We work closely with trade associations such as the DMA that support consumer privacy.

     - IntelliQuest monitors legislative and regulatory activity on privacy issues to ensure that changes are reflected in company policies.

     - In our general business practice, IntelliQuest does not disclose the identity of its registration consumers. We append our technographic information to existing third party consumer databases already available in the marketplace. IntelliQuest MKIS acquires its data about technology usage using our proprietary, secure private network and software.

     - IntelliQuest does not collect any personal information from visitors to our Web site.

     - Access to information stored for our clients is monitored and controlled by an array of security procedures, including a sophisticated security system complemented by vigorous physical security of our facilities. Access to certain critical areas of our workplace is strictly limited.

     - We thoroughly educate our employees on the importance of consumer privacy and on the issues and laws surrounding individual rights to privacy. All new employees sign confidentiality agreements as a condition of employment with us. Furthermore, we require that employees handling extremely sensitive information meet additional security conditions further protecting the use of data. We discipline or terminate employees who violate or fail to report violations of our Privacy Policy.

     HOW YOU CAN PROTECT YOURSELF

     As a consumer, you have the right to remove yourself from compiled direct marketing lists. Send your request to remove your name and address from such registers directly to the Direct Marketing Association at: http://www.the-dma.org.

     HOW WE USE OUR DATA
     IntelliQuest uses identifiers and marketing surveys to help gather consumer information and to allow consumers to receive advertising and affinity offers tailored to their interests. These identifiers or "cookies" are small data structures that help Web sites pinpoint information about users to determine their preferences. These preferences are determined using existing third-party commercial marketing information and are in no way based on monitoring how the consumer uses the Internet. Cookies provide consumers with many advantages, including improved customer service and other marketing benefits. Nevertheless, we respect the right of a consumer to refuse cookies by modifying their cookie preference in their browser window.

     By using this information in these ways, technology clients are able to provide better products and services to their customers. Because this information is often a critical success factor for our clients, it is critical that the information be accurate and ethically obtained.

     To that end, IntelliQuest pledges to make every effort to determine the source of any data errors brought to our attention. If the error originates with us, we will correct it. If the error originates with a third party, we will immediately notify the provider of that data.

     We require a commitment from our clients that any data sent to us has been legally and ethically obtained and that in the use of any data received from us, our clients will comply with all data protection laws and applicable industry policies. Our contracts with third-party information providers contain a commitment that the data provided to us has been legally obtained for the uses described above.

     If we determine that a client or an information provider is not in compliance with these commitments, we will terminate our relationship with them.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
                  3    Amended and Restated By-laws
                  11.1 Statement Regarding Computation of Net Income Per Share
                  27   Financial Data Schedule
          (b)  Reports on Form 8-K
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED November 13, 1998
                                       IntelliQuest Information Group, Inc.
                                       (Registrant)



                                  By:  /s/ Ed Frazier
                                       ---------------------------------
                                       Ed Frazier
                                       Chief Operating Officer