Form 10-K
period 1998-12-31
INTELLIQUEST INFORMATION GROUP INC
filed 1999-03-31
CIK 1007083

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K
(Mark One)
     _X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (No Fee Required)
                  For the Fiscal Year Ended December 31, 1998
                                         OR
              ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES
                       EXCHANGE ACT OF 1934 (No Fee Required)
              For the transition period from                        to

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

                                                     Name of Each Exchange
    Title of Each Class                               on Which Registered
    -------------------                              ---------------------
Common Stock, $.0001 Par Value                               NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form 10-K. (   )

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on February 28, 1999 was approximately $85.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of February 28, 1999 was 7,861,218.

                        DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 11, 1999. Certain information therein is incorporated by reference into Part III hereof.

                                 TABLE OF CONTENTS
                        INTELLIQUEST INFORMATION GROUP, INC.
                                     FORM 10-K

                                                                         PAGE
                                       PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.   Properties.. . . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   12
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .   12
          Executive Officers of the Registrant.. . . . . . . . . . . . .   12

                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters.. . . . . . . . . . . . . . . . . . . .   13
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . .   14
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .   15
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . .   31
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.. . . . . . . . . . . .   54

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.. . . . . .   54
Item 11.  Executive Compensation.. . . . . . . . . . . . . . . . . . . .   54
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . .   54
Item 13.  Certain Relationships and Related Transactions.. . . . . . . .   54

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .   55

ITEM 1.  BUSINESS

     THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH LIMITED EXPERIENCE IN THE DATABASE MARKETING INDUSTRY; RAPID TECHNOLOGICAL CHANGE AND DEMAND FOR NEW PRODUCTS; AND DEPENDENCY ON KEY PERSONNEL AS FURTHER DISCUSSED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

     IntelliQuest Information Group, Inc. ("IntelliQuest" or the "Company") is a leading provider of information solutions and services which help technology companies and Internet marketers improve their marketing performance. The Company has two primary lines of business: marketing research ("Research Division") and database marketing ("IQ2.net"). The Research Division business provides services supporting clients' needs to understand and improve the strategic position of their brands, products, media, channels and use of the Internet. IQ2.net provides services which address clients' tactical needs for reliable detailed data reflecting customers' and prospects' demographics, technology product use, lifestyles, interests, and their Internet, mail and telephone contact information.

     Since its founding in 1985, IntelliQuest has focused on meeting the specialized marketing information needs of companies whose businesses and clients are driven by technology. The Company supported over 300 clients in 1998, primarily serving four market sectors:

- Technology product manufacturers such as 3Com, Compaq Computer, Hewlett-Packard, IBM, Intel and Microsoft.

- Media companies that reach technology buyers, such as Dow Jones, Gannett, IDG, Time Warner and Ziff-Davis.

- Communications services providers such as AT&T, Bell South, British Telecom, ICG / Netcom, MCI, Sprint and US West.

- Internet marketers, including pure Internet companies such as America Online, Garden.com, Infoseek and Yahoo!, as well as established companies who are pursuing strategic business advantage through the Internet, including companies such as Barnes & Noble, Dell Computer, Mattel and Visa USA.

     The Company believes that its ability to consistently provide the highest-quality information and analysis regarding technology-driven markets at the strategic and tactical levels differentiates it from its competitors and enhances the Company's ability to capitalize on investments in Internet marketing and the continued strong growth in the technology manufacturing sector.

     The Company's Research Division supplies timely, objective, accurate and cost-effective information to clients about technology and Internet markets, customers and products through subscription services and proprietary custom projects. The Company uses proprietary techniques, databases and technology to help companies track product performance and customer satisfaction, measure advertising effectiveness, assess brand strength and competitive position, develop media plans, determine price sensitivity, and evaluate new products, markets or other business opportunities.

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

     In December 1997, the Company entered into an exclusive licensing agreement with First Data Solutions ("First Data"), a premier provider of consumer, lifestyle and public record information, to market and sell First Data's popular database products to the high-tech, telecommunications, cable and utility industries. In February 1998, the Company formed a dedicated business unit to focus on database marketing. Initially named IntelliQuest Marketing Information Solutions (IQ MKIS), the business unit was created to leverage the Company's assets in product registration services and its rights under the First Data licensing agreement to help clients enhance their sales and marketing effectiveness in customer acquisition, retention, cross-selling and up-selling. Dr. Charles Stryker was named as president of IQ MKIS, bringing the guidance of an internationally-recognized authority on database marketing to the Company's efforts. In February 1999, the Company relaunched the Database Marketing business with a new name and a new Web site "IQ2.net" to reflect the importance and value of its database marketing assets to clients seeking to integrate physical world and virtual online marketing.

     IQ2.net creates and sells databases of detailed information about specific technology buyers and Internet users. Databases are created for clients through the Company's outsource product registration services which capture customer information for technology product manufacturers and software publishers. Registration data allows clients to identify and communicate with customers, who have purchased their products through indirect sales channels, enhancing their ability to support, cross-sell or up-sell those customers. The Company's outsource registration business also provides the primary input to the Company's own proprietary marketing database of known technology-using and technology-buying households - the "High-Tech Household Database." The Company provides an X.25 network that allows electronic customer registration from over 100 countries and 500 cities worldwide. Clients purchase licensing rights to use lists generated from this database to identify prospective customers and to communicate with them over the Internet or through traditional direct mail or telephone techniques.

     The Company moved aggressively into Internet-based marketing services during 1998. IQ2.net offerings were strengthened through alliances with CoolSavings.com and with 24/7 Media, enabling clients to leverage state-of-the-art Internet direct marketing techniques into their total direct marketing programs. The Company announced an alliance with CoolSavings.com in September 1998 to provide product registration clients with the ability to provide real-time, Internet-delivered coupons to customers when they register. This arrangement provides clients with the means to cross-sell and up-sell additional products to their customers without compromising the integrity of their current channel relationships. The alliance with 24/7 Media, Inc. is creating an Internet advertising targeting service leveraging data in the Company's proprietary High-Tech Household Database. The new service will provide IntelliQuest's clients with the ability to deliver personalized, one-to-one marketing messages to their registered customers over the Web. These affinity marketing programs strategically reposition registration from a client cost center to a client marketing channel and revenue opportunity. In addition, these programs add value to the Company's High-Tech Household Database, enabling clients for the first time to identify Internet users and their demographics within a customer or prospect base. In late 1998 the Company restructured the First Data license agreement to enable the Company to gain maximum leverage from the assets, and expand the opportunity beyond IntelliQuest's historical client base.

     The Internet has also become an integral part of the Research Division. The Company launched multiple new Research Division products and services to meet the increasing demand for Internet marketing information, including:
Ebranding-TM-, a syndicated Research product measuring brand perceptions of ecommerce sites; Technology Panel, which provides Research clients with fast access to Internet-enabled survey respondents; and Zona Consulting, providing custom consulting for clients considering ecommerce strategies, in creating preference and other positive perceptions among their target audience. Zona Research continued to play a major role in shaping opinions about the industry and the medium, and began creating offerings to move their client base to include mainstream companies seeking to leverage the Internet as a marketing channel. The Internet was used to gain efficiency and effectiveness in Research Division operations, with over 40% of all custom projects fielded over the Internet in 1998, providing clients with faster response times while improving cost effectiveness. The Company deployed its proprietary online survey tool, SurveyNet, in 1998, allowing the rapid creation and deployment of many of those surveys conducted online. And development is well under way on KnowledgeStore, a suite of tools for online delivery of syndicated marketing research data.

     The Company's revenue stream is derived from a mix of continuous services, one-time projects, data-licensing fees and conference fees. In 1998, 86.3% of the Company's total revenues were generated from the sale of continuous services.

PRODUCTS AND SERVICES

     IntelliQuest offers information-based marketing products and services through two lines of business: Research Division (marketed as IntelliQuest Research and as Zona Research) and Database Marketing (marketed as IntelliQuest Marketing Information Solutions "IQ MKIS" during 1998 and marketed as "IQ2.net" beginning in February 1999).

RESEARCH DIVISION PRODUCTS & SERVICES

CUSTOM RESEARCH

     The Company's Research Division provides custom proprietary market research studies to technology companies and Internet marketers, offering full service support for "strategic assessment", as well as "longitudinal tracking" of marketing issues and performance. These studies are fielded through the Company's data collection centers in Austin, Texas, and London, England, as well as partner facilities around the world providing marketing data for technology consumers in the United States, Canada, Mexico, Latin America, France, the U.K., Germany, Italy, Japan and other countries.

     "Strategic assessment" projects meet clients' needs for quantification of their customers' or prospective customers' needs, beliefs or perceptions to support crucial marketing issues and decisions. These projects may address issues such as market opportunity assessment, market segment analysis, advertising testing, product or service offering concept tests, or pricing and profitability assessments. Market opportunity assessment projects enable clients to explore the potential and pitfalls of new products, channels or services. Market segmentation studies assist clients in identifying segments with varying needs, quantifying the sizes and potential economic opportunities of the segments, describing the composition of each segment, analyzing each segment's sources of product information and evaluating alternative marketing communications messages. Profitability studies compare customers' perceptions of price relative to other attributes, allowing the Company to create models of pricing strategies for the client. IntelliQuest meets those various "strategic assessment" needs by designing survey questionnaires, developing sampling plans of survey respondents who fit the profile of the clients' target audience, fielding the surveys (by telephone, mail, fax or online), compiling and analyzing the results, and delivering tabulated data and executive summary results to the client.

     When clients are making high-impact decisions, the strategic studies may require random recruitment of survey respondents. Alternatively, when research data is urgently required for a decision or when client budgets are constrained, respondents may be drawn from IntelliQuest's Technology Panel. The Technology Panel is a pre-recruited sample of approximately 35,000 person's influential in the purchase of technology goods and services who have agreed to participate in ongoing research projects. Technology Panel participants are drawn from a variety of corporate functional areas (such as senior management, MIS director or departmental head), and are involved in the purchase of various types of technology product categories, and also includes consumer high tech purchasers.

     "Longitudinal tracking" projects provide clients with proprietary monitoring of their brand, advertising, products or customers. Proprietary brand tracking studies help clients monitor customers' perceptions of their brands in unique product or market segments, and may be combined with syndicated tracking data as described below. Advertising tracking enables clients to measure the return on advertising investments on an ongoing basis. Customized product and customer tracking research enables clients to follow products and customers through all phases of the product life cycle.

SYNDICATED RESEARCH

     The Company's Research Division provides a variety of syndicated marketing research services which address issues common to many competing vendors. Syndicated research studies provide marketing research data to clients at a fraction of the cost required to study such issues independently. Moreover, in nearly all cases, the rigor of the methodology and quality of the syndicated data are superior to standalone custom studies due to the larger pool of financial support and opportunity for technique refinement over the life of the study. The primary areas of Syndicated research the Company provides are media tracking (CIMS-TM-), brand tracking (IntelliTrack IQ-TM- and Ebranding-TM-), and Internet usage tracking (WWITS-TM-). These studies are fielded through the Company's data collection centers in Austin, Texas, and London, England, as well as partner facilities around the world providing marketing data for technology consumers in the United States, Canada, Mexico, Latin America, France, the U.K., Germany, Italy, Japan and other countries.

     "Brand tracking" services provide clients with an assessment of the status of buyers' and prospects' perceptions of their brands and their competitors' brands. This helps marketing executives assess the effectiveness of their advertising and branding efforts, and the studies provide indicators of why customers are, or are not, considering or purchasing their brand.

     IntelliTrack IQ is a family of market and brand tracking studies delivered monthly or quarterly. The studies are provided on an annual subscription basis by product category and by geographic market. In 1998 the Company offered sixteen product category modules; the geographic markets tracked include the United States, Canada, Mexico, Brazil, the U.K., France, Germany, Italy and Japan. To deliver these services, the Company completes over 80,000 interviews per year with home and business purchase influencers of computer-related equipment.

     IntelliTrack IQ also offers proprietary omnibus and recontact services. The omnibus service allows customers to add confidential questions to the IntelliTrack survey, providing additional in-depth data customized to customers' individual needs. Recontact studies allow customers direct access to original respondents so that follow-up research can be conducted with specific target groups. Both services provide a cost-effective alternative to stand-alone custom research services.

     Ebranding is a syndicated research service launched in 1998 to provide marketing managers building online commerce sites with a means to measure their competitive marketing effectiveness. The study measures brand awareness, preference and conversion rates among current and future online shopping and buyers of seven categories of consumer products; autos, books, clothing, computers, music, software and travel. Online financial services will be added in 1999. Unlike other IntelliQuest marketing research projects, Ebranding is fielded and delivered completely over the Internet. In each semi-annual wave of research, at least 10,000 respondents are randomly recruited over the Internet. After the data is compiled and analyzed, it is delivered to clients through a secure, password-protected Internet Web site.

     The Computer Industry Media Study (CIMS), is an annually-fielded syndicated study of the media readership and viewership habits of business and household technology purchase influencers in the United States. The research provides technology advertisers and the media companies that target technology buyers with objective, comparable information about how to efficiently target advertising at key buying groups. The study supports analysis down to sub-audiences for specific product categories, including desktop PCs, notebook PCs, workstations, microprocessors, printers, peripherals, applications software, operating systems, LAN hardware/software, networking, Internet and intranet products and services, and wide-area networking and communications products.
In addition to the advertising targeting information, the scope of the study (over 8,500 completed business surveys and 5,000 home surveys) makes CIMS a comprehensive annual benchmark of market trends in both buying patterns and media behavior.

     The Worldwide Internet Tracking Service (WWITS) is a quarterly tracking study of Internet and online service usage in the United States. The research was designed to provide the industry's most accurate and comprehensive measurement of the size and growth of the Internet and OLS user population. Additionally, the study monitors the online activities of Internet users, including their brand preferences, ecommerce activity and satisfaction levels. Specific brand categories tracked include online services, browsers and navigation guides.

     Zona Research provides subscription-based advisory services and reports that focus on trends in the Internet and intranet markets. Zona Research combines quantitative research with industry expertise and opinion to construct forward-looking projections and analysis to help Internet-related vendor companies and those looking to leverage the Internet as a marketing tool to successfully develop their marketing strategies.

CONFERENCES

     The Company hosts conferences which produce revenue from admission fees and generate client good will and contacts. The IntelliQuest Brand Tech Forum (co-hosted with The Wall Street Journal), is devoted to presentations on creating, managing and measuring technology brands. The IntelliQuest Marketing Research Tech Forum focuses on state-of-the-art research methods for technology markets. The Zonathon conference explores topics such as commerce on the Internet, security issues, collaborative computing and how organizations implement Internet/intranet technologies to meet enterprise needs.

CONSULTING SERVICES

     The Company provides custom consulting services in conjunction with other Research Division offerings. These consulting services help clients to better analyze, understand and take action based on data generated by the Research Division services.

IQ2.NET PRODUCTS & SERVICES

CUSTOMER REGISTRATION SERVICES

      The Company provides outsource product registration services for technology manufacturers and software publishers. Registration data allows clients to identify and communicate with customers which have purchased their products, enhancing their ability to support, cross-sell or up-sell to them. The Company's proprietary software presents a computer-based questionnaire to the customer, with branching logic and multimedia capabilities such as the ability to incorporate voice and high-resolution graphics. Computer systems manufacturers pre-load the Company's software on their products so that the registration questionnaire automatically appears when the product is first used. Peripheral equipment manufacturers and software publishers also incorporate the registration software into the "install" software that customers use when they first set up the product. The Company's full-service outsource registration solution includes support for electronic and non-electronic responses -- Internet, modem, mail, and fax. The Company can process online calls in over 100 countries and 500 cities through its X.25 network.

REGISTRATION AFFINITY MARKETING SERVICES

     The Company provides Registration Affinity Services enabling other clients to deliver marketing messages and present offers to end-users engaged in
registering through the Company's software and services.   The marketing offers
are presented electronically to end-users during the registration process as an incentive or "thank you" for voluntarily registering. When end-users accept a marketing offer, commissions are paid to IntelliQuest and/or the manufacturer of the product being registered. This creates a revenue stream for both the Company and its Registration clients.

DATABASE LIST LICENSING

     The Company has contractual rights to use certain data collected in the Registration process. That Registration data serves as the primary input to a proprietary marketing database of known technology-using and technology-buying households, marketed as the "High-Tech Household Database." The Database is enriched by matching the Registration data with information from other commercially-available data sources. Clients purchase licensing rights to use this marketing database to identify prospective customers and to communicate with them over the Internet or through traditional direct mail or telephone techniques.

DIRECT MARKETING SERVICES

     The Company offers information and consulting services to provide actionable data for clients to achieve more effective customer acquisition, retention programs, cross-selling and upselling. These services are marketed under the IntelliCIS family name. The IntelliCIS Enhance service appends specific domestic consumer demographic and lifestyle information to customer data and provides data cleansing and processing services. The IntelliCIS Insight service provides consulting and training in database marketing best practices implementation and the MkIS User Forum, an organization designed to enhance the professional development of the attendees through the exchange of ideas and experience in the implementation of database marketing solutions.

CLIENTS

     During 1998, the Company served over 300 client companies, including technology manufacturers such as: 3Com, 3M, AT&T, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, Intel, Microsoft, Netscape, Novell, Symantec, Texas Instruments, and Toshiba; publishers that market to technology advertisers, including Dow Jones, Gannett, Time Warner and Ziff-Davis; communications services providers, including GTE, MCI, Sprint and US West; and Internet marketers including Netscape, Yahoo!, Barnes&Noble.com, Garden.com and CNET. International revenues from the Research Division and IQ2.net were $5.8 million and $1.6 million in 1998, respectively, or approximately 22.1% and 8.5% of total revenues, respectively.

     The Company's two largest customers, Sprint and Hewlett-Packard, accounted for 13.1% and 12.1%, respectively, of 1998 revenues. No other customer accounted for 10% or more of revenues in 1998. Substantially all of the Company's subscriptions and customer contracts are renewable annually at the option of the Company's customers, although no obligation to renew exists and a customer generally has no minimum purchase commitments thereunder. In addition, there is consolidation of companies in the technology industries served by the Company, a trend that the Company believes will continue. Consolidation among the Company's top customers could adversely affect customer budgets for the Company's products and services. No assurances can be given that the Company will maintain its existing customer base or that it will be able to attract new customers.

SALES AND MARKETING

     IntelliQuest has historically generated most of its new business through customer referrals supplemented by its own sales and marketing efforts. The Company has historically maintained a small, focused direct sales force to market the Company's products and services to potential new customers. An initiative launched during the second half of 1997 to create a centralized formal sales force and management structure was found, by the first quarter of 1998 to be ineffective. In April 1998 as part of a restructuring, the Company formed discrete autonomous business units, Research Division and IQ2.net. Each business unit was given responsibility for managing its own sales force, and the centralized salesforce was disbanded.

     The Company also trains and encourages all of its employees to monitor the information needs of existing customers in order to provide additional products and services. In addition, the Company's senior management actively participates in developing and maintaining customer relationships.

     The Company's primary marketing event is the annual IntelliQuest Brand Tech Forum (the "Forum"), attended by nearly 400 of the technology industry's marketing professionals. The conference features outside speakers on a variety of topics related to branding and technology marketing, and provides a public showcase for the Company's products and services. The 1998 Forum was co-hosted
by the Wall Street Journal and sponsored by Ziff-Davis and Conde Nast.   In
addition, the Company hosts user conferences for subscribers of certain information services. These conferences provide customer feedback on potential product improvements and service enhancements. The Company also conducts conferences on specific topics for technology marketers such as pricing technology products, aftermarketing and product registration, database marketing, evaluating emerging technologies and Internet and intranet trends.

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

     The Company is also investing in enabling technologies that increase the quality and efficiency of the data collection process. This includes continued enhancements to SurveyNet.Com, the Company's proprietary web site and automated web-based survey technology. SurveyNet is a rapid research development tool designed for non-technical users to conduct rapid marketing research on the World Wide Web. SurveyNet v1.0 was released December 1998 and has been used for a number of production surveys throughout the end of 1998 and 1999.

     The Company has also entered into a licensing agreement with Quantime Limited for use of its Quancept web survey technology. The Company has extended the Quancept web survey technology to provide support for a variety of sophisticated survey requirements including respondent authentication and multi-language support for a number of European and Asian languages.

     Additionally, the Company has extended its use of Web-based technology to field surveys via the Technology Panel, thereby improving data collection cost and effectiveness, and further reducing turnaround time on panel studies. Overall panel creation and membership administration has been streamlined with the release of the Company's proprietary Panel Manager v1.0 application. Further, the Company has also developed a new, exclusively web-based Consumer Panel.

     The Company is also developing tools to further automate the reporting and communication of survey results via the Web. This includes additional interactive features such as real-time reporting, query capabilities, and electronic cross tabulation and data manipulation for client use.

     The Company is continuing to develop new products and technologies for the IQ2.net division, such as:

     - the X.25 network, which can process online calls in over 100 countries and 500 cities, and

     - IntelliCIS, which provides customer, prospect and market research information to technology manufacturers and service providers based on worldwide customer registrations and in-house customer data.

      During 1999, the Company began evaluating a new product to support the transition of product registration from a cost center to a client marketing channel and revenue opportunity. This technology will provide intelligent targeted marketing, Web-based marketing, improved customer management functionality, and aggregate marketing information. The Company anticipates building a prototype and performing feasibility testing during 1999. Beta testing is anticipated for late 1999. The product is targeted for a limited release in early 2000, and a full-scale launch during 2000.

COMPETITION

     The technology-focused market research industry is highly competitive. The principal bases of competition in the Company's business are quality, industry knowledge, data delivery, geographic coverage, cost-effectiveness and customer service. The Company has traditionally competed directly with relatively small local providers of survey-based technology-focused market research. The Company also competes directly with third party providers of customer registration software, such as Leader Technologies, Inc., as well as vendors' own customer registration software. In its other product groups, the Company competes indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., and The NPD Group, Inc.); (iii) analyst-based, general business consulting, and
(iv) database marketing (such as Axciom Corporation and Metromail Corporation). Most of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. Moreover, each of these companies currently competes indirectly, if not directly, for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the Company's market, and the Company expects increased competition in one or more market segments addressed by the Company. Such competition could adversely affect the Company's operating results through pricing pressure, required increased marketing expenditures and loss of market share, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We face significant competition in the market research industry."

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

EMPLOYEES

     As of December 31, 1998, IntelliQuest employed a total of 278 persons on a full-time basis, consisting of:

------------------------------------------------------------------------------
                                        Research
                                        Division  IQ2.net   Corporate    Total
                                        --------  -------   ---------    -----
     Research and other technical           80       42          -         122
     Sales and marketing                    16       12          -          28
     Operations staff                       79       18         31         128
                                        --------  -------   ---------    -----
       Total                               175       72         31         278
------------------------------------------------------------------------------

The Company also employed part-time individuals in its data collection operations, representing approximately 195 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

PRIVACY POLICY

     The Company has adopted a Privacy Policy that includes the following:
IntelliQuest is committed to responsible management of consumer information and abides by rules, both ethical and legal, with respect to the use of consumer information. We adhere to industry guidelines, and continually monitor and enhance how we manage the use and security of consumer information...

     We support the self-regulatory efforts of the direct marketing industry and believe such actions are the best way to protect the privacy of the consumer. We support legislation and regulatory efforts that introduce fair, workable guidelines to protect the privacy of consumers. We will work to ensure that any such guidelines are consistent with and complement established self-regulatory measures, and that they allow the consumer to continue receiving the benefits that sophisticated marketing techniques can provide...

     In our general business practice, IntelliQuest does not disclose the identity of its registration consumers.

We append our technographic information to existing third party consumer databases already available in the marketplace. IQ2.net acquires its data about technology usage using our proprietary, secure private network and software.

     IntelliQuest pledges to make every effort to determine the source of any data errors brought to our attention. If the error originates with us, we will correct it. If the error originates with a third party, we will immediately notify the provider of that data.

     We require a commitment from our clients that any data sent to us has been legally and ethically obtained and that in the use of any data received from us, our clients will comply with data protection laws and applicable industry policies. Our contracts with third-party information providers contain a commitment that the data provided to us has been legally obtained for the uses described above.

     If we determine that a client or an information provider is not in compliance with these commitments, we will terminate our relationship with them.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in approximately 38,419 square feet of office space in Austin, Texas. These facilities accommodate corporate administration, research and analysis, marketing, sales and customer support. The lease on this facility expires in 2002. The Company also leases additional office space in Austin, Texas; Atlanta, Georgia; Redwood City and Carlsbad, California; New York, New York; Naperville, Illinois; Lenexa, Kansas, and London, England to support its research and analysis. The Company believes that its existing facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

               Name               Age                 Position
Peter Zandan ..................   46   Chairman
Brian Sharples ................   38   President, Chief Executive Officer and
                                       Director
Francis S. (Kit) Webster III ..   53   Chief Financial Officer
Ed Frazier ....................   52   Chief Operating Officer
Charles W. Stryker ............   51   President of IQ2.net and Zona/Consulting
Marianne Grogan ...............   46   President of Research Division

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

     FRANCIS S. (KIT) WEBSTER III joined IntelliQuest in 1999 as its Chief Financial Officer. From 1997 to 1998, Mr. Webster was Chief Financial Officer of Ross Technologies, a publicly traded microprocessor designer, manufacturer and marketer. He was President of Nirvana Systems, Inc. a PC-based securities analysis software developer in Austin, from 1995 to 1997. Prior to joining Nirvana Systems, Mr. Webster served as President and Chief Operating Officer of U.S. Medical Products, Inc., an Austin-based manufacturer and distributor of orthopedic implants from 1992 to 1994, and from 1984 to 1994 as Senior Vice President and Chief Financial Officer of the Continuum Company, Inc., an Austin-based provider of software and services to the insurance industry. Mr. Webster is a Certified Public Accountant.

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

     CHARLES W. STRYKER joined IntelliQuest in 1998 as President of the Company's database division, IQ2.net and Zona Research. He served as a Director from October 1997 to March 1998. From 1991 to 1997 he was founder and President of MKIS User Forum and Information Technology Forum, companies providing marketing information consulting and seminar products to executives and technology companies.

     MARIANNE GROGAN joined IntelliQuest in 1994, heading the Media Research division and Company's Marketing Department before being placed in charge of the Syndicated Products Division as Senior Vice-President. In 1998 she was named President of the Research Division. From 1982 to 1992, Ms. Grogan was president of Leading National Advertisers ("LNA"), the largest provider of consumer magazine advertising expenditure information to publishers, agencies and advertisers. In 1992, Ms. Grogan was named executive vice president of Competitive Media Reporting, a joint venture between LNA and BAR.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the NASDAQ National Market under the symbol IQST. The following table sets forth, for the fiscal year periods indicated, the high and low sale prices of the Common Stock as reported by NASDAQ.

1998                                                    High          Low
----                                                    ----          ----
First Quarter...................................       $14.25         $6.75

Second Quarter..................................       12.63           9.38
Third Quarter...................................       10.31           7.00
Fourth Quarter..................................        8.63           4.13

     On February 28, 1999, there were approximately 47 holders of record of the Company's Common Stock; the approximate number of beneficial shareholders was 1,100.

     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements, the notes thereto and other financial information included elsewhere in the Form 10-K.

                                                                         Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                         1994          1995           1996         1997          1998
                                                       --------     ---------     ----------    ---------     ---------
Revenues:
        Continuous services                             $10,921      $16,782        $23,719      $31,778       $39,440
        Other services                                    3,647        2,930          4,648        4,765         6,259
                                                       --------     ---------     ----------    ---------     ---------
             Total revenues                              14,568       19,712         28,367       36,543        45,699
                                                       --------     ---------     ----------    ---------     ---------
Operating expenses:
        Cost of revenues                                  8,635       10,253         13,949       19,703        24,604
        Sales, general and administrative                 4,404        6,031          7,738       12,214        20,325
        Product development                               1,545        1,979          3,644        2,796         4,272
        Depreciation and amortization                       275          328            701        1,032         1,326
                                                       --------     ---------     ----------    ---------     ---------
              Total operating expenses                   14,859       18,591         26,032       35,745        50,527
                                                       --------     ---------     ----------    ---------     ---------
Operating (loss) income:                                   (291)       1,121          2,335          798        (4,828)
        Interest income and other                            12           49            875        1,955         1,404
        Interest expense                                    (25)         (31)           (17)          (9)           (1)
                                                       --------     ---------     ----------    ---------     ---------
(Loss) income before income taxes                          (304)       1,139          3,193        2,744        (3,425)
                                                       --------     ---------     ----------    ---------     ---------
Provision for (benefit from) income taxes                     2          593            984          583        (1,846)
                                                       --------     ---------     ----------    ---------     ---------
Net (loss) income                                         $(306)       $ 546        $ 2,209      $ 2,161       $(1,579)
                                                       --------     ---------     ----------    ---------     ---------
                                                       --------     ---------     ----------    ---------     ---------

        Basic net (loss) income per share               $ (0.16)       $0.08          $0.32        $0.26       $ (0.19)
        Diluted net  (loss) income per share            $ (0.16)       $0.07          $0.30        $0.25       $ (0.19)
        Basic weighted average share                      3,550        3,550          6,667        8,372         8,311
        Diluted weighted average share                    3,550        3,972          7,317        8,519         8,311

                                                                                December 31,
                                                       ----------------------------------------------------------------
                                                         1994          1995           1996         1997          1998
                                                       --------     ---------     ----------    ---------     ---------
        Consolidated Balance Sheet Data:
        Working capital                                 $ 1,167      $ 1,956        $54,817      $46,636       $41,653
        Total assets                                      6,074        8,107         64,282       67,407        62,587
        Common stockholders' (deficit) equity            (1,892)        (974)        57,202       59,870        53,541

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period:


                                                                                             Fiscal 1997     Fiscal 1998
                                                                                             over Fiscal     over Fiscal
                                                     1996          1997          1998            1996           1997
                                                  --------      ----------     ---------     -----------     -----------
Revenues:
    Continuous services                             83.6%          87.0%          86.3%          34.0%          24.1%
    Other services                                  16.4%          13.0%          13.7%           2.5%          31.4%
                                                  --------      ----------     ---------
         Total revenues                            100.0%         100.0%         100.0%          28.8%          25.1%
                                                  --------      ----------     ---------
Operating expenses:
    Cost of revenues                                49.2%          53.9%          53.8%          41.3%          24.9%
    Sales, general and administrative               27.3%          33.4%          44.5%          57.8%          66.4%
    Product development                             12.8%           7.7%           9.3%         (23.3%)         52.8%
    Depreciation and amortization                    2.5%           2.8%           2.9%          47.2%          28.5%
                                                  --------      ----------     ---------
        Total operating expenses                    91.8%          97.8%         110.5%          37.3%          41.4%
                                                  --------      ----------     ---------
Operating income (loss):                             8.2%           2.2%         (10.5%)        (65.8%)       (705.0%)
    Interest income and other                        3.2%           5.3%           3.1%         123.4%         (28.2%)
    Interest expense                                (0.1%)         (0.0%)         (0.0%)        (47.1%)        (88.9%)
                                                  --------      ----------     ---------
Income (loss) before income taxes                   11.3%           7.5%          (7.4%)        (14.1%)       (224.8%)
                                                  --------      ----------     ---------
Provision for (benefit from) income taxes            3.5%           1.6%          (4.0%)        (40.8%)       (416.6%)
                                                  --------      ----------     ---------
Net income (loss)                                    7.8%           5.9%          (3.4%)         (2.2%)       (173.1%)
                                                  --------      ----------     ---------
                                                  --------      ----------     ---------


     The Company adopted segment reporting during 1998. Management views operations as consisting of two segments: Research Division and IQ2.net. The Research Division is comprised of renewable subscription based products and proprietary research. IQ2.net encompasses database lists and services and
customer information products.   The following tables set forth information for
these two segments.

The following table sets forth, for the periods indicated, selected operations data (in thousands):


                                                                       Fiscal 1997     Fiscal 1998
                                                                       over Fiscal     over Fiscal
                             1996           1997           1998            1996           1997
                            -------        -------        -------      -----------     -----------
RESEARCH DIVISION
Revenues:
  Continuous services       $16,095        $19,844        $22,344        $ 3,749         $2,500
  Other services              3,482          3,679          4,019            197            340
                            -------        -------        -------      -----------     -----------
     Total revenues          19,577         23,523         26,363          3,946          2,840
                            -------        -------        -------      -----------     -----------
                            -------        -------        -------      -----------     -----------

  Cost of revenues            8,822         12,317         14,636          3,495          2,319
  Product development         2,515            763            662         (1,752)          (101)


The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period:


                                                                        Fiscal 1997     Fiscal 1998
                                                                        over Fiscal     over Fiscal
                                1996          1997          1998            1996           1997
                             --------      ----------     ---------     -----------     -----------
Revenues:
  Continuous services          82.2%          84.4%          84.8%          23.3%           12.6%
  Other services               17.8%          15.6%          15.2%           5.7%            9.2%
                             --------      ----------     ---------
     Total revenues           100.0%         100.0%         100.0%          20.2%           12.1%
                             --------      ----------     ---------
                             --------      ----------     ---------

  Cost of revenues             45.1%          52.4%          55.5%          39.6%           18.8%
  Product development          12.8%           3.2%           2.5%         (69.7%)         (13.2%)


The following table sets forth, for the periods indicated, selected operations data (in thousands):

                                                                     Fiscal 1997     Fiscal 1998
                                                                     over Fiscal     over Fiscal
                             1996           1997           1998          1996            1997
                             ----           ----           ----      -----------     -----------
IQ2.NET
Revenues
  Continuous services      $ 7,624        $11,934        $17,096        $ 4,310         $ 5,162
  Other services             1,166            636          2,240           (530)          1,604
                           -------        -------        -------        -------         -------
       Total revenues        8,790         12,570         19,336          3,780           6,766
                           -------        -------        -------        -------         -------
                           -------        -------        -------        -------         -------
  Cost of revenues           5,099          6,991          9,548          1,892           2,557
  Product development          483          1,273          1,195            790             (78)

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period:

                                                                      Fiscal 1997     Fiscal 1998
                                                                      over Fiscal     over Fiscal
                              1996           1997           1998          1996            1997
                              ----           ----           ----      -----------     -----------
Revenues:
  Continuous services         86.7%          94.9%          88.4%          56.5%           43.3%
  Other services              13.3%           5.1%          11.6%         (45.5%)         252.2%
                             ------         ------         ------
        Total revenues       100.0%         100.0%         100.0%          43.0%           53.8%
                             ------         ------         ------
                             ------         ------         ------

  Cost of revenues            58.0%          55.6%          49.4%          37.1%           36.6%
  Product development          5.5%          10.1%           6.2%         163.6%           (6.1%)

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

RESEARCH DIVISION

     TOTAL REVENUES. Total revenues increased 12.1% in 1998 to $26.4 million from $23.5 million in 1997. Revenues from continuous services increased 12.6% to $22.3 million in 1998 from $19.8 million in 1997. Other revenues increased 9.2% to $4.0 million in 1998 from $3.7 million in 1997. Revenue growth is primarily attributable to an increase in sales of panel services. Revenues attributable to international market research decreased 11.2% to $5.0 million in 1998 from $5.7 million in 1997.

     COST OF REVENUES. Cost of revenues increased 18.8% to $14.6 million in 1998 from $12.3 million in 1997. Cost of revenues increased as a percentage of revenues to 55.5% in 1998 from 52.4% in 1997. This is primarily due to an increase in cost for certain syndicated products.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor, dedicated to the development of new products and proprietary processes. Product development expenses decreased to $660,000 during 1998 from $760,000 during 1997, a 13.2% decrease. Product development costs decreased as a percent of revenue to 2.5% in 1998 from 3.2% in 1997. Due to the fact that the Company competes in a market characterized by rapid and continual technological change, it anticipates adding new products and services, which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies.

As a result of the uncertainty of these market demands, future product development expenses may fluctuate.

IQ2.NET

     TOTAL REVENUES. Total revenues increased 53.8% in 1998 to $19.3 million from $12.6 million in 1997. Revenues from continuous services increased 43.3% to $17.1 million in 1998 from $11.9 million in 1997. Other revenues increased 252.2% to $2.2 million in 1998 from $640,000 in 1997. Revenue growth is primarily attributable to the addition of database marketing products. This increase was partially offset by the anticipated discontinuation of data medium sales in late 1997 as the market shifted to more electronic solutions for customer registration. Revenues attributable to international market research decreased 63.9% to $1.7 million in 1998 from $4.7 million in 1997. This decrease in directly attributable to the discontinuation of data medium sales in late 1997.

     COST OF REVENUES. Cost of revenues increased 36.6% to $9.5 million in 1998 from $7.0 million in 1997. Cost of revenues decreased as a percentage of revenues to 49.4% in 1998 from 55.6% in 1997. This is primarily due to the addition of database marketing services in late December 1997, with varied product margins for specific database marketing products. Margins have fluctuated between quarters and the Company anticipates that this trend will continue until its database marketing services products reach a more mature state.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses are composed of resources, primarily labor, dedicated to the development of new products and improving the efficiency of current database processes. Product development expenses decreased to $1.2 million during 1998 from $1.3 million during 1997, a 6.1% decrease. Product development costs decreased as a percent of revenue to 6.2% in 1998 from 10.1% in 1997. Due to the fact that the Company competes in a market characterized by rapid and continual technological change, it anticipates adding new products and services, which address the increasingly sophisticated, rapidly changing and demanding needs of its customers and their evolving market strategies. As a result of the uncertainty of these market demands, future product development expenses may fluctuate. Included in products development expenses for 1998 was a write down of capitalized internally developed software of $580,000.

TOTAL OPERATIONS

     PRODUCT DEVELOPMENT. In 1998, a write down of capitalized internally developed software in the amount of $920,000 occurred. These charges were not allocated to the Research Division or IQ2.net since the prorata benefit to each unit was not determinable.

      SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 66.4% to $20.3 million (44.5% of total revenues) during 1998 from $12.2 million (33.4% of total revenues) during 1997. The increase is related to an investment in a more experienced senior management team. In addition, the Company's database marketing group requires a higher sales, general and administrative operating cost component. During 1998, the Company incurred one-time adjustments related to reorganization efforts of $1.5 million. Sales, general and administrative expenses directly attributable to segments are recorded as an expense of that segment. Sales, general and administrative expenses for share services, such as administration, finance and information systems, are allocated to the segments based upon labor costs incurred, revenues and percentage utilization in 1997 and labor costs incurred in 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 28.5% to $1.3 million in 1998 from $1.0 million in 1997. This increase was primarily due to the acquisition and amortization of the exclusive licensing agreement to provide database services and to the purchases of computer equipment and data processing systems required to support business growth. Depreciation and amortization of office furniture and equipment are allocated to the segments based upon labor costs incurred.

     INCOME TAXES. The Company's benefit for income taxes represents 53.9% of the loss before income taxes for 1998. In 1997, the provision for income taxes represents 21.2% of income before taxes. This rate varies from the Company's combined federal and state income tax rates as a percentage of income (loss) before taxes due to significant interest income derived from tax-free investments.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

RESEARCH DIVISION

     TOTAL REVENUES. Total revenues increased 20.2% in 1997 to $23.5 million from $19.6 million in 1996. Revenues from continuous services increased 23.3% to $19.8 million in 1997 from $16.1 million in 1996 due primarily to an increased demand for proprietary tracking products and the increased number of subscribers for the four subscription-based product families. Other revenues increased 5.7% to $3.7 million in 1997 from $3.5 million in 1996, due primarily to growth of the Company's non-recurring proprietary projects and technology panel research. Revenues attributable to international market research decreased 2.0% to $5.7 million in 1997 from $5.8 million in 1996.

     COST OF REVENUES. Cost of revenues increased 39.6% to $12.3 million in 1997 from $8.8 million in 1996. Cost of revenues increased as a percentage of revenues to 52.4% in 1997 from 45.1% in 1996. The increase in cost of revenues as a percentage of revenues reflects an increase in the unit cost for proprietary research projects, an increase in overall fixed costs associated with syndicated products, and a higher ratio of custom panel work with lower gross margins.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased to $760,000 during 1997 from $2.5 million during 1996, a 69.7% decrease. Product development costs decreased as a percent of revenue to 3.2% in 1997 from 12.8% in 1996 attributable to the fact that expenses in 1996 were unusually high due to three large product efforts.

IQ2.NET

     TOTAL REVENUES. Total revenues increased 43.0% in 1997 to $12.6 million from $8.8 million in 1996. Revenues from continuous services increased 56.5% to $11.9 million in 1997 from $7.6 million in 1996 due primarily to growth in registration services. Other revenues decreased 45.5% to $640,000 in 1997 from $1.2 million in 1996, due primarily to the shift from third party relationships to contracts with clients for registration. Revenues attributable to market research from international services increased 124.8% to $4.7 million in 1997 from $2.1 million in 1996. The increase was attributable to a contract for data medium sales as a short-term customer solution as the market shifted to more electronic solutions for customer registration.

     COST OF REVENUES. Cost of revenues increased 37.1% to $7.0 million in 1997 from $5.1 million in 1996. Cost of revenues decreased as a percentage of revenues to 55.6% in 1997 from 58.0% in 1996. The decrease in cost of revenues as a percentage of revenues reflects a higher ratio of affinity revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased to $1.3 million during 1997 from $480,000 during 1996, a 163.6% increase. Product development costs increased as a percent of revenue to 10.1% in 1997 from 5.5% in 1996. The Company made significant investments in 1997 to improve the registration database operations.

TOTAL OPERATIONS

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses increased 57.8% to $12.2 million (33.4% of total revenues) during 1997 from $7.7 million (27.3% of total revenues) during 1996. The increase was a result of costs to build infrastructure throughout 1997. During 1997, the Company strengthened its management team with the addition of several highly seasoned executives. The Company also committed significant resources in the reorganization of its sales and marketing infrastructure. This resulted in an increase in recruiting fees, relocation fees and severance payments. Sales, general and administrative expenses directly attributable to segments are recorded as an expense of that segment. Sales, general and administrative expenses for share services are allocated to the segments based on labor costs incurred, revenues and percentage utilization in 1996 and 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 47.2% to $1.0 million in 1997 from $700,000 in 1996. This increase was due to a high level of property and equipment purchases in 1997 as a result of a significant increase in number of employees and capital equipment acquisitions during mid-year 1996 including establishing two new data collection facilities and installation of corporate-wide standardized computer platforms, networks and software to accommodate more efficient data communications.

     INCOME TAXES. The Company's provision for income taxes represents 21.2% and 30.8% of income before income taxes for 1997 and 1996, respectively. The 1997 and 1996 rates are below the Company's combined federal and state income tax rates principally due to tax-free investment income.

SELECTED QUARTERLY OPERATING RESULTS

     The following tables set forth unaudited consolidated statement of operations data for each of the eight quarters in the period beginning January 1, 1997 and ending December 31, 1998, as well as the percentage of the Company's total revenues represented by each item. In management's opinion, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                     March 31,   June 30,   Sept. 30,    Dec. 31,    March 31,    June 30,    Sept. 30,    Dec. 31,
                                       1997        1997       1997         1997        1998         1998        1998         1998
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
TOTAL OPERATIONS
Total revenues                        $ 7,484    $ 7,517     $ 12,527     $ 9,015      $ 9,959     $ 9,987    $ 13,844     $ 11,909
Gross margin                            3,527      3,467        5,316       4,530        4,161       4,874       6,156        5,904
Net income (loss)                     $   583    $   814     $  1,382     $  (618)     $(2,369)    $  (267)   $    701     $    356
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
Net income (loss) per share:
         Basic                           0.07       0.10         0.16       (0.07)       (0.28)      (0.03)       0.08         0.04
         Diluted                         0.07       0.09         0.16       (0.07)       (0.28)      (0.03)       0.08         0.04
Weighted average shares:
         Basic                          8,338      8,348        8,390       8,410        8,484       8,452       8,307        8,011
         Diluted                        8,475      8,560        8,587       8,410        8,484       8,452       8,353        8,235

                                                                      AS A PERCENTAGE OF TOTAL REVENUE

Total revenues                         100.0%     100.0%       100.0%      100.0%       100.0%      100.0%      100.0%       100.0%
Gross margins                           47.1%      46.1%        42.4%       50.2%        41.8%       48.8%       44.5%        49.6%
Net income (loss)                        7.8%      10.8%        11.0%       (6.9%)      (23.8%)      (2.7%)       5.1%         3.0%

                                     March 31,   June 30,   Sept. 30,    Dec. 31,    March 31,    June 30,    Sept. 30,    Dec. 31,
                                       1997        1997       1997         1997        1998         1998        1998         1998
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                                                                (IN THOUSANDS)
RESEARCH DIVISION
         Total revenues               $ 3,996     $4,437     $ 9,636     $ 5,454      $ 5,691      $5,230      $ 9,163      $ 6,279
         Gross margin                   2,202      2,325       4,149       2,529        2,835       2,397        3,726        2,768
         EBIT                         $   452     $  541     $  (322)    $   728      $  (798)     $ (912)     $   386      $  (485)
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------

                                                                      AS A PERCENTAGE OF TOTAL REVENUE

         Total revenues                100.0%     100.0%      100.0%      100.0%       100.0%      100.0%       100.0%       100.0%
         Gross margins                  55.1%      52.4%       43.1%       46.4%        49.8%       45.8%        40.7%        44.1%
         Net income (loss)              11.3%      12.2%       (3.3%)      13.3%       (14.0%)     (17.4%)        4.2%        (7.7%)

                                     March 31,   June 30,   Sept. 30,    Dec. 31,    March 31,    June 30,    Sept. 30,    Dec. 31,
                                       1997        1997       1997         1997        1998         1998        1998         1998
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                                                             (IN THOUSANDS)
IQ2.NET
         Total revenues               $ 3,488    $ 3,080     $ 2,891     $ 3,111     $  4,268     $ 4,757      $ 4,681      $ 5,630
         Gross margin                   1,325      1,142       1,167       1,946        1,721       2,476        2,430        3,161
         EBIT                         $   160    $   154     $  (103)    $  (981)    $ (1,498)    $    78      $   120      $   724
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------
                                     ---------   --------   ---------    --------    ---------    --------    ---------    --------

                                                                   AS A PERCENTAGE OF TOTAL REVENUE

         Total revenues                100.0%     100.0%       100.0%      100.0%       100.0%     100.0%       100.0%       100.0%
         Gross margins                  38.0%      37.1%        40.4%       62.5%        40.3%      52.0%        51.9%        56.1%
         Net income (loss)               4.6%       5.0%        (3.6%)     (31.5%)      (35.1%)      1.6%         2.6%        12.9%

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash of $5.6 million and short-term investments of $28.0 million and working capital of $41.7 million.

     The Company used $1.6 million of cash from operations for the year ended December 31, 1998 as compared to generating $2.7 million of cash from operations for the prior year. The decrease in cash flow used in operations was primarily due to a shift in the timing of client payments.

     During the year ended December 31, 1997, the Company generated $2.7 million of cash from operations as compared to $428,000 during the prior year. The change is primarily due to an increase in the receivable balances from 1995 to 1996 in relation to sales causing a greater use of cash from operations in 1996 as compared to fiscal years ending December 31, 1997 and 1995.

     Pursuant to the billing terms between the Company and its customers, the Company typically bills customers for products or projects before they have been delivered. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of December 31, 1998 and 1997, the Company had $2.1 million and $2.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of December 31, 1998 and 1997, the Company had $3.5 million and $2.8 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     For the year ended December 31, 1998, the Company generated net cash from investing activities of $5.1 million. For the year ended December 31, 1997, net cash used in investing activities was $2.0 million. During 1998, sales of investments exceeded purchases of investments to fund the purchase of treasury stock and net operating losses.

     For the years ended December 31, 1997 and 1996, net cash used in investing activities was $2.0 million and $52.9 million, respectively. During 1996, the Company invested net proceeds from its initial and follow-on public offerings. There were no public offerings in 1997 to generate cash for investment activity. In 1997, cash was used to purchase an exclusive licensing agreement to market and sell customer information products and to acquire property and equipment for an increase in headcount.

     The Company periodically considers acquisitions of companies that provide products or services not offered by the Company, have strategic customer relationships, are located in attractive geographic locations or have proprietary technologies. The Company may undertake such acquisitions during 1999. At present, however, it has no commitments or agreements with respect to any such acquisition.

     Financing activities provided cash of $320,000 during fiscal 1998 and $306,000 during fiscal 1997. Financing activities are comprised primarily of the issuance of stock for stock options exercised and employee purchases under the Employee Stock Purchase Plan.

     Financing activities provided cash of $306,000 during 1997 and $51.5 million during 1996. During 1996, the Company generated net proceeds from its initial and follow-on public offerings. There were no public offerings in 1997 or 1998 to generate cash.

     During 1997 and 1996 the Company maintained a $3 million revolving bank line of credit to fund cash requirements from time to time. The line of credit matured on November 21, 1997 and was not renewed due to quick access to investment balances. At December 31, 1998 the Company held $28.0 million in short-term investments, primarily tax-free municipal notes and bonds.

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

     Management has implemented a company-wide program to assess the computer systems and applications for the year 2000. A team was established in 1998, headed by the Company's chief operating officer, to coordinate the Company's Year 2000 compliance efforts. The Year 2000 team is staffed with representatives of the Company's management information group and the business units. Consultants and legal counsel are being leveraged as needed. The chief operating officer reports regularly on the status of the Year 2000 project to the Company's Board of Directors.

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

     The Company is currently in the assessment/remediation phases of the compliance plan, with testing to verify compliance expected to be completed prior to December 31, 1999. The Company expects to incur costs of approximately $150,000 to $250,000 through 1999 for consulting, administration, hardware, software, and other expenses associated with Year 2000 compliance. To date, the Company has incurred approximately $38,000 related to the assessment and correction phases of the Year 2000 project. These charges are reported as a component of selling, general and administrative expenses. The Company plans to expense maintenance costs as incurred, while costs of updated software and hardware will be amortized over the respective lives of the assets. The total cost of the project is being funded through operating cash flows.

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

STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's outstanding common stock. As of February 26, 1999, 720,000 shares have been repurchased for $5.9 million in open market transactions.

FOREIGN CURRENCY

     The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Historically, the Company has utilized foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of December 31, 1998, the Company had not entered into any open forward contracts for U.S. dollar / British pound sterling transactions.

SUBSEQUENT EVENT

     On February 26, 1999, the Company disclosed that it had retained U.S. Bancorp Piper Jaffrey Inc. to assist in reviewing strategic alternatives, including the potential sale of all or part of the operations of the Company.

RISK FACTORS AFFECTING RESULTS OF OPERATIONS

WE COULD FACE LIABILITY FOR INFORMATION AND DATA COLLECTED ELECTRONICALLY AND TELEPHONICALLY.

     We currently collect information both telephonically and electronically. Specifically, some of our new products and services involve the use of the Internet through commercial online services to gather information from end users
for processing and sale to our customers.   A number of legislative initiatives
exist domestically and abroad that seek to regulate the telephonic or electronic collection of data about persons.

     In addition, an increasing number of court cases have been brought seeking damages and injunctive relief for actions allegedly violating "rights of privacy." (See "Privacy Policy" under Item 5 - Other Information.) The law in this area, both statutory and case law, is highly unsettled. We can not assure, therefore, that we will be allowed to continue to utilize existing or proposed new products and services.

     In addition, our ability to provide timely and accurate market research to our customers depends on our ability to collect large quantities of high quality data through interviews, customer registrations, product satisfaction questionnaires and other similar types of surveys. If receptivity to our customer registration, interview and survey methods declines, or for some other reason their willingness to complete and return surveys, registrations, or other information declines, or if we for any reason cannot rely on the integrity of the data we receive, it would reduce the quantity and quality of the data we seek to disseminate, which as a result would have a material adverse effect on our ability to market and sell our market research products and on our results of operations.

WE HAVE LIMITED EXPERIENCE IN THE DATABASE MARKETING INDUSTRY AND DEPEND ON STRATEGIC ALLIANCES AND ACQUISITIONS FOR OUR DATABASE MARKETING PRODUCTS.

     We plan to achieve a significant portion of our future revenue growth through the expansion of our customer registration business and the development of database marketing products. We have limited experience in the database marketing industry, however, and we cannot assure that we will be successful in developing and marketing our new line of database marketing products.

     We also rely in large part on strategic alliances and the acquisition of related technologies in the expansion of our database marketing products. Our management has limited experience dealing with the business integration issues posed by such alliances and acquisitions, and we can give no assurance that these alliances and acquisitions will be successfully managed and integrated. Our failure to manage and integrate our strategic alliances and acquisitions could have a material adverse effect on our business, results of operations and financial condition.

     We currently process our database marketing products through a licensing agreement under which we have a perpetual, but cancelable, contract to receive database marketing services from the licensor. We currently have no alternative methods of processing database-marketing products in the event of cancellation of this contract. We attribute a significant amount of projected database marketing revenues to this licensing agreement, which is cancelable by either party under certain conditions. Currently, we have not achieved the targeted minimum sales under this agreement; therefore, we have accrued an expense to cover the targeted minimum payments. We cannot assure that we will be able to achieve the minimum targets, and our failure to do so may have a material and adverse impact on our business, results of operations and financial condition.

WE MUST BE ABLE TO MANAGE OUR GROWTH.

     Since inception, our rapid growth has placed significant demands on our management, administrative, operational and financial resources. In order to manage our growth, we will need to continue to implement and improve our operational, financial and management information systems and continue to expand, motivate and effectively manage an evolving and expanding work force. If our management is unable to effectively manage our information systems and work force under these circumstances, the quality of our products, our ability to retain key personnel and our results of operations could be materially adversely affected.

     Furthermore, we cannot assure that the growth of our business will continue. Our growth could be adversely affected by reductions in customers' spending on market research or customer information products, increased competition, possible pricing pressures and other general economic trends. Although market research expenditures by technology companies have increased in recent years as various companies have adopted certain marketing strategies traditionally utilized by consumer goods manufacturers, we cannot assure that this trend will continue or that technology companies will continue to rely on externally-generated market research to enhance the marketing of their products. A reduction in the growth of our business and the market research and database information product industries would have a material adverse impact on our business, results of operations, and financial condition.

     We hope to achieve a portion of our future revenue growth, if any, through acquisitions of complementary businesses, products and technologies, although we currently have no commitments or agreements with respect to any acquisition.
Our management has limited experience dealing with the issues of product, systems, personnel and business strategy integration posed by acquisitions, and we cannot assure that past or future acquisitions will be successfully integrated into our business. In addition, we cannot assure that future acquisitions will not dilute our earnings per share.

OUR REVENUES ARE DEPENDENT ON SUBSCRIPTIONS AND CONTRACT RENEWALS.

     In 1998, 86.3%, of our revenues were derived from customer subscriptions to our renewable subscription-based products and contracts for renewable proprietary and database products. Research Division continuous revenues in 1998 were 84.8% of total revenues for the division. IQ2.net continuous revenues were 88.4% in 1998. We expect that a material portion of our revenues for the foreseeable future will continue to be derived from these subscriptions and contracts. Substantially all of our subscriptions and contracts are renewable annually at the option of our customers. Our customers have no obligation to renew their contracts with us and generally have no minimum purchase commitments. To the extent that customers fail to renew or defer their renewals to a date later than we anticipate, our quarterly results may be materially adversely affected. Our ability to secure renewals is dependent upon, among other things, our ability to deliver consistent, high-quality and timely data. As a result, we cannot assure that we will be able to maintain our historical renewal rates. A decline in our renewal rates could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OUR DIRECT SALES FORCE.

     We have historically relied on customer referrals, supplemented by our own sales and marketing efforts, to generate the majority of our revenue growth for the Research Division. Sales for IQ2.net are primarily from sales and marketing efforts. As we develop new products and services targeted at more complex, integrated marketing solutions, we expect to continue to develop and expand our direct sales force. Our plans for future growth may depend in part on our ability to hire, train, deploy, manage and retain an increasingly large and more sophisticated direct sales force. We cannot assure that we will be able to develop or manage this sales force.

WE RELY HEAVILY ON OUR KEY CUSTOMERS IN AN INDUSTRY WHICH CONTINUES TO CONSOLIDATE.

     We rely on a limited number of key customers for the majority of our revenues. Our ten largest customers in 1998 generated 56.7% of our consolidated revenues for the year. Revenues for the Research Division and IQ2.net were 46.2% and 71.0%, respectively.

In 1998, our three largest customers, Sprint, Hewlett-Packard and IBM, each accounted for over 9% of our revenues and together accounted for 34.5% of revenues. We expect that three customers will each account for over 10 % of revenues in 1999. Over time, our key customers will vary depending upon the seasonality and the nature of the contracts. Recently, there has been a significant consolidation of companies in the technology industries we serve, a trend we believe will continue. Any consolidation among our top customers could adversely affect aggregate customer budgets for our products and services. We cannot assure that we will be able to maintain our existing customer base or that we will be able to attract new customers. The loss of one or more of our key customers or a significant reduction in business from these customers, regardless of the reason, would have a material adverse effect on our business, results of operations and financial condition.

     The top three (3) customers account for 25.1% and 46.4% of revenues for the Research Division and IQ2.net, respectively.

WE HAVE A HISTORY OF NET LOSSES, AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     We have incurred net annual losses in each year from 1991 through 1994 before recording a net profit in each of 1995, 1996 and 1997. In addition, we had a net loss for the first and second quarters of 1998, which resulted in a net loss for 1998. In view of our prior operating history, we cannot assure that we will be able to achieve and maintain profitability on a quarterly or annual basis or that we will be able to sustain or increase our revenue growth in future periods.

WE FACE SIGNIFICANT COMPETITION IN THE MARKET RESEARCH INDUSTRY.

     The technology-focused market research industry is highly competitive. In the past, we have competed directly with relatively small, local providers of survey-based technology-focused market research. We also compete directly with third party providers of customer information software, such as Leader Technologies, Inc. and Encompass, Inc., as well as vendors' own customer information software. In addition, we compete indirectly with significant providers of (i) analyst-based, technology-focused market research (such as Gartner Group, Inc., META Group, Inc. and Forrester Research, Inc.); (ii) survey-based, general market research (such as NFO Research, Inc., Market Facts, Inc., and The NPD Group, Inc.); (iii) analyst-based, general business consulting and (iv) database marketing (such as Acxiom Corporation and Metromail Corporation).

     Most of our competitors have substantially greater financial, information gathering and marketing resources than we do and could decide to increase their resource commitments to our market. Moreover, these companies typically compete with us for funds available within aggregate industry-wide market research budgets. There are few barriers to entry into the market research industry, and we expect increased competition in one or more of our market segments through, among other things, pricing pressure, increased marketing expenditures and loss of market share. We cannot assure that we will continue to compete successfully against existing or future competitors.

THE MARKET RESEARCH INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND DEMAND FOR NEW PRODUCTS.

     Our customers compete in markets characterized by rapid, continual technological change. Our success will depend in part upon our ability to anticipate and keep pace with constantly evolving technology and to add new products and services which address the increasingly sophisticated, rapidly changing and demanding needs of our customers. In particular, we are expending significant resources to develop our proprietary customer information software products to take advantage of certain market opportunities in the customized research market. Due to the accelerated rate at which we respond to our customers' demand for software solutions, our software products may contain defects following customization or when new versions are released. In the event of defects, we may experience delays or lost revenue to correct these defects.

     In addition, the significant growth in the use of the World Wide Web has created the opportunity to use the Internet as an information transmission medium. Accordingly, we are expending significant resources to develop additional Internet-based information collection tools and data delivery. We can not assure, however, that we will be successful in developing and marketing, on a timely basis, these or other new or improved products and services that adequately and competitively address the needs of the marketplace. Our failure to continue to provide insightful and timely data in a manner that meets rapidly changing market needs could materially and adversely affect our future operating results.


WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

     Our future performance will depend to a significant extent upon the efforts and abilities of certain key personnel who have expertise in developing, interpreting and selling survey-based information for technology markets and database services to technology, telecommunications, cable and utility markets. Although customer relationships are managed at many levels at our company, the loss of one or more of our corporate officers or senior managers could have an adverse effect on our business.

     Our success may also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Competition for qualified personnel in the market research and the database information industries and geographic markets is intense. Many of the companies with which we compete for qualified personnel have substantially greater financial and other resources than us. Competition for qualified personnel is expected to become more intense as competition in our industry increases generally. We cannot assure that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. If one or more of our key employees decide to leave us, join a competitor, or otherwise compete directly or indirectly with us, this could have a material adverse affect on our business, results of operations and financial condition.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     Our operating results in any particular fiscal period have fluctuated in the past and will likely fluctuate significantly in the future due to various factors. We expect that revenues from customer registration products will continue to increase, however, these revenues are, in part, a function of the timing of customer shipments, which can be difficult to predict and over which we have no control. A delay or decrease in orders for our customer registration products could have a material adverse effect on our future operating results.

     In addition, substantially all our revenues and expenses attributable to our CIMS product for a particular year are deferred and recognized when the annual final study is completed and delivered, which is usually in the third quarter of that year. Although the CIMS study was delivered in the third quarter of 1998, delays in delivering the final study in future years could postpone recognition of such revenues and expenses until the fourth quarter of a given year, which would materially affect operating results for the third and fourth quarters of that year. Furthermore, all costs related to CIMS are included in cost of revenues and none are allocated to sales, general and administrative costs, which historically has reduced our third quarter gross margin below that of other quarters.

     Our database product operations provide a variety of services with significantly different profit margins. We have experienced quarterly variances in the product mix which has caused the cost of revenues to fluctuate. Many of our customers operate in industry segments that are becoming increasingly seasonal, with sales in the fourth calendar quarter constituting a growing portion of the annual sales of these customers. This may translate into seasonal demand for our products, particularly our customer registration products due to consumer buying patterns, and especially patterns associated with Christmas purchases.

     Our revenues may also fluctuate as a result of a variety of other factors, including the following:

-    timing of orders from customers
-    the size and timing of orders for customer registration products
-    response rates on customer information products
- delays in development and customer acceptance of custom software applications
-    product or panel development expenses
- new product or service introductions or announcements by us or our competitors
-    levels of market acceptance for new products and services
- the hiring and training of additional staff and customer demand for market research and
-    general economic conditions.

     Furthermore, a significant portion of our overhead is fixed in the short term and, therefore, our spending commitments must be made in advance of revenue commitments by customers. As a result, our business, results of operations and financial condition may be materially adversely affected in any particular quarter if revenues fluctuate or fall below our expectations.

WE RELY ON OUR PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES.

     Our success is in part dependent upon proprietary systems, software and procedures, developed by us specifically to serve our customers in the technology industry, such as the following:

-    software technology
-    research methods
-    data analysis techniques and
-    internal systems and procedures.

     We have no patents, therefore we rely on a combination of copyright, trademark and trade secret laws as well as employee and third party non-disclosure agreements to protect our proprietary systems, software and procedures. We can not assure that the steps we take to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems, software or procedures. We believe that our systems, software and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We can not assure, however, that third parties will not assert infringement claims against us in the future, or that any of these claims would not require us to enter into costly license arrangements or result in lawsuits against us, regardless of the merits of the claims.

IF ANY OF OUR DATA STORAGE FACILITIES OR TELECOMMUNICATIONS LINKS WERE DAMAGED, OUR BUSINESS OPERATIONS WOULD BE ADVERSELY AFFECTED.

     Our operations are dependent upon our ability to protect our information databases against damage from fire, power loss, telecommunications failure, natural disaster or a similar event. The on-line services we provide are dependent on links to telecommunication servers and the internet, and most of our data is stored in electronic form. Any damage to these servers, data storage facilities or the Internet which causes interruptions in our operations or ability to transmit data would affect our ability to conduct business and would have a material adverse effect on our business. Although we carry business interruption insurance covering some types of business interruptions, we can not assure that this insurance would be adequate to cover any losses in the event of a power or technology failure.

WE COULD FACE LIABILITY FROM OUR USE OF THE CIMS DATA.

     CIMS is one of the leading databases of media habits in the United States, covering the print, television and Internet viewership habits of purchasers of technology in both the business and household contexts. CIMS data is used by both advertisers and media companies. Advertisers use CIMS data as a key component in their media buying decisions, and media companies use CIMS data to promote their media properties. CIMS data can have a significant impact on advertiser demand for, and advertising rates charged by media companies. Media company dissatisfaction with CIMS data can lead to litigation against the provider of the CIMS data. Although media company dissatisfaction has not resulted in litigation against us, we can not assure that we will not face future litigation as a result of media company dissatisfaction with CIMS or its data results. This type of litigation, if initiated against us, could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     Revenues attributable to international market research represented 27.8%, 28.5% and 14.8% of our revenues for the years ended December 31, 1996, 1997 and
1998.   We expect that revenues from international market research will continue to account for a material portion of our revenues. Our international data collection operations, however, are subject to numerous risks, including:

- maintenance of an international data collection network that adheres to our quality standards,
-    fluctuations in exchange rates
-    cultural and business practice differences
-    seasonal reductions in business activity in certain parts of the world
-    political, legal and economic conditions
-    tariffs and other trade barriers
-    longer accounts receivable collection cycles and
-    potentially adverse tax consequences.

     One or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations and financial condition. In addition, the demand for our international market research depends on the international sales and operations of our customers, which may increase or decrease over time. The addition of market research coverage in new geographic territories requires the commitment of considerable management and financial resources and may negatively impact our near-term results of operations. In addition to the above factors, a decline in our ability to provide and market timely, high-quality data across international markets would have a material adverse effect on our business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE.

     The trading price of our common stock has been volatile and is likely to continue to be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, the signing of new contracts, new customers, consolidations in the industry, technological innovations or announcements of new products by us or our competitors, changes in senior management, developments in patents or other intellectual property rights, general conditions in the technology-focused market research industry, revised earnings estimates, comments or recommendations issued by securities, our competitors or the technology-focused, market research industry and general economic and market conditions. In addition, it is possible that in some future period our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock could be materially adversely affected.

     Additionally, the stock market in general has experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could also have a significant impact on the market price of our common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INTELLIQUEST INFORMATION GROUP, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     Report of Independent Accountants . . . . . . . . . . . . . . . . . 32
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . 33
     Consolidated Statements of Operations . . . . . . . . . . . . . . . 34
     Consolidated Statements of Comprehensive Income (Loss). . . . . . . 35
     Consolidated Statements of Common Stockholders' Equity (Deficit). . 36
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . 37
     Notes to Consolidated Financial Statements  . . . . . . . . . . . . 39

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of IntelliQuest Information Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, common stockholders' equity deficit and cash flows present fairly, in all material respects, the financial position of IntelliQuest Information Group, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999

                        INTELLIQUEST INFORMATION GROUP, INC.

                            CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                  DECEMBER 31,
                                                                                                               --------------------
                                                                                                                1997         1998
                                                                                                               -------      -------
                                                     ASSETS
Current assets:
    Cash                                                                                                       $ 1,785      $ 5,611
    Short term investments                                                                                      40,752       28,010
    Accounts receivable, net of allowances for doubtful accounts of
        $375 and $852, respectively                                                                              7,904       10,978
    Unbilled revenues                                                                                            2,840        3,532
    Projects in process                                                                                            127          153
    Prepaid expenses and other assets                                                                              593        2,336
                                                                                                               -------      -------
             Total current assets                                                                               54,001       50,620
    Property and equipment, net                                                                                  4,436        2,850
    License agreement, net                                                                                       7,500        7,324
    Other assets                                                                                                 1,470        1,793
                                                                                                               -------      -------
             Total assets                                                                                      $67,407      $62,587
                                                                                                               -------      -------
                                                                                                               -------      -------

                                 LIABILITIES AND  COMMON STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                           $ 2,474      $ 3,996
    Accrued liabilities                                                                                          1,918        2,826
    Deferred revenues                                                                                            2,420        2,145
    Other current liabilities                                                                                      553            -
             Total current liabilities                                                                           7,365        8,967
    Deferred rent and other                                                                                        172           79
             Total liabilities                                                                                   7,537        9,046
    Commitments and contingencies (Note 7)
    Series A junior participating preferred stock (Note 11)                                                        -            -
    Common stockholders' equity:
        Common stock, $0.0001 par value, 30,000,000 shares authorized,
             8,411,000 and 8,563,000 shares issued and outstanding, respectively
             0 and 720,000 shares in treasury, respectively                                                          1            1
        Capital in excess of par value                                                                          58,834       53,976
        Other                                                                                                       13          121
        Accumulated earnings (deficit)                                                                           1,022         (557)
                                                                                                               -------      -------
             Total common stockholders' equity                                                                  59,870       53,541
                                                                                                               -------      -------
             Total liabilities and common stockholders' equity                                                 $67,407      $62,587
                                                                                                               -------      -------
                                                                                                               -------      -------

                    The accompanying notes are an integral part of these consolidated financial statements.

                        INTELLIQUEST INFORMATION GROUP, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                        1996              1997               1998
                                                                                        ----              ----               ----
Revenues:
    Continuous services                                                              $  23,719         $  31,778          $  39,440
    Other services                                                                       4,648             4,765              6,259
                                                                                     ---------         ---------          ---------
        Total revenue                                                                   28,367            36,543             45,699
                                                                                     ---------         ---------          ---------
Operating expenses:
    Cost of revenues                                                                    13,949            19,703             24,604
    Sales, general and administrative                                                    7,738            12,214             20,325
    Product development                                                                  3,644             2,796              4,272
    Depreciation and amortization                                                          701             1,032              1,326
                                                                                     ---------         ---------          ---------
        Total operating expenses                                                        26,032            35,745             50,527
                                                                                     ---------         ---------          ---------
Operating income (loss)                                                                  2,335               798             (4,828)
                                                                                     ---------         ---------          ---------
Other income (expense):
    Interest income and other                                                              875             1,955              1,404
    Interest expense                                                                       (17)               (9)                (1)
Income (loss) before income taxes                                                        3,193             2,744             (3,425)
Provision for (benefit from) income taxes                                                  984               583             (1,846)
                                                                                     ---------         ---------          ---------
Net income (loss)                                                                    $   2,209         $   2,161          $  (1,579)
                                                                                     ---------         ---------          ---------
                                                                                     ---------         ---------          ---------
Basic net income (loss) per share                                                    $    0.32         $    0.26          $   (0.19)
                                                                                     ---------         ---------          ---------
                                                                                     ---------         ---------          ---------
Diluted net income (loss) per share                                                  $    0.30         $    0.25          $   (0.19)
                                                                                     ---------         ---------          ---------
                                                                                     ---------         ---------          ---------
Basic weighted average number of common and
    common equivalent shares outstanding                                             6,667,000         8,372,000          8,311,000
                                                                                     ---------         ---------          ---------
                                                                                     ---------         ---------          ---------
Diluted weighted average number of common and
    common equivalent shares outstanding                                             7,317,000         8,519,000          8,311,000
                                                                                     ---------         ---------          ---------
                                                                                     ---------         ---------          ---------

                    The accompanying notes are an integral part
                     of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                        (IN THOUSANDS) (EXCEPT PER SHARE DATA)


                                                            FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                         -----------------------
                                                           1997         1998
                                                         --------    ----------
Net income (loss)                                        $  2,161    $   (1,579)

Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments, net               (3)           27

   Unrealized gain on securities, net                          17            28
                                                         -----------------------

Other comprehensive income                                     14            55

Comprehensive income (loss)                              $  2,175    $   (1,524)
                                                         -----------------------
                                                         -----------------------


                    The accompanying notes are an integral part of these consolidated financial statements.

                        INTELLIQUEST INFORMATION GROUP, INC.

         CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         COMMON STOCK         CAPITAL IN                 ACCUMULATED       TOTAL
                                                                    PAR       EXCESS OF                   EARNINGS     STOCKHOLDERS'
                                                      SHARES       VALUE      PAR VALUE      OTHER        (DEFICIT)        EQUITY
                                                     ---------   ----------   ----------   -----------   ------------  -------------
Balance, January 1, 1996                             3,495,000   $        1   $    2,371   $      (61)    $   (3,285)    $     (974)
Accretion of preferred stock to redemption
  value                                                   --           --           --           --              (63)           (63)
Conversion of redeemable convertible preferred
  stock and warrants upon initial public offering    2,118,000         --          5,020         --             --            5,020
Common stock issued upon initial public
  offering, net                                      1,635,000         --         25,248         --             --           25,248
Common stock issued upon secondary offering, net     1,000,000         --         25,572         --             --           25,572
Issuance of common stock under employee plans,
  including tax effects                                 84,000         --            151         --             --              151
Other                                                     --           --           --             39           --               39
Net income                                                --           --           --           --            2,209          2,209
                                                     ---------   ----------   ----------   -----------   ------------  -------------
Balances, December 31, 1996                          8,332,000            1       58,362          (22)        (1,139)        57,202
Issuance of common stock under
  employee plans, including tax effects                 79,000         --            601         --             --              601
Other                                                     --           --           (129)          35           --              (94)
Net income                                                --           --           --           --            2,161          2,161
                                                     ---------   ----------   ----------   -----------   ------------  -------------
Balances, December 31, 1997                          8,411,000            1       58,834           13          1,022         59,870
Issuance of common stock under employee plans,
  including tax effects                                 84,000         --            330         --             --              330
Issuance of unregistered stock (Note 2)                 68,000         --            733         --             --              733
Treasury stock purchases                              (720,000)        --         (5,921)        --             --           (5,921)
Other                                                     --           --           --            108           --              108
Net loss                                                  --           --           --           --           (1,579)        (1,579)
                                                     ---------   ----------   ----------   -----------   ------------  -------------
Balances, December 31, 1998                          7,843,000   $        1   $   53,976   $      121     $     (557)    $   53,541
                                                     ---------   ----------   ----------   -----------   ------------  -------------
                                                     ---------   ----------   ----------   -----------   ------------  -------------

                    The accompanying notes are an integral part of these consolidated financial statements.

                    INTELLIQUEST INFORMATION GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (IN THOUSANDS)


                                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------------
                                                                                               1996           1997          1998
                                                                                               ----           ----          ----
Cash flows from operating activities:
   Net income (loss)                                                                         $  2,209       $  2,161      $ (1,579)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                              812          1,225         1,598
       Bad debt expense                                                                           141            374           380
       Asset impairment and loss on disposal of assets                                              -              -         2,873
       Other                                                                                       34            104            13
    Net changes in assets and liabilities:
       Accounts receivable and unbilled revenues                                               (4,768)        (1,831)       (4,454)
       Prepaid expenses and other assets                                                         (231)          (269)       (2,098)
       Projects in process                                                                        (27)           (29)          (26)
       Accounts payable and accrued expenses                                                    1,262            667         2,340
       Deferred revenues                                                                          883           (380)         (275)
       Other                                                                                      113            688          (418)
                                                                                             -------------------------------------
          Net cash provided by (used in) operating activities                                     428          2,710        (1,646)
                                                                                             -------------------------------------

Cash flows from investing activities:
   Purchases of short-term investments                                                       (167,438)      (220,375)     (176,385)
   Sales and maturities of short-term investments                                             116,286        229,263       188,919
   Purchases of property and equipment, net                                                    (1,605)        (3,353)       (1,497)
   Purchase of exclusive licensing rights                                                           -         (7,500)            -
   Purchase of Information Technology Forum Operations                                              -                         (138)
   Purchase of treasury stock                                                                       -              -        (5,921)
   Other                                                                                         (149)             -           171
                                                                                             -------------------------------------
          Net cash (used in) provided by investing activities                                 (52,906)        (1,965)        5,149
                                                                                             -------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                      51,508            472           330
   Borrowings under line of credit                                                                761          2,265             -
   Repayments under line of credit                                                               (575)        (2,451)            -
   Other                                                                                         (158)            20            (7)
                                                                                             -------------------------------------
          Net cash provided by financing activities                                            51,536            306           323
                                                                                             -------------------------------------
Net (decrease) increase in cash                                                                  (942)         1,051         3,826
Cash at the beginning of the period                                                             1,676            734         1,785
                                                                                             -------------------------------------
Cash at the end of the period                                                                $    734       $  1,785      $  5,611
                                                                                             -------------------------------------
                                                                                             -------------------------------------

         The accompanying notes are an integral part of these consolidated financial statements.

           INTELLIQUEST INFORMATION GROUP, INC.

                    (IN THOUSANDS)



                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1996           1997          1998
                                                              ----           ----          ----
Supplemental cash flow disclosures:
       Interest paid                                          $   --         $   31      $    1
                                                             ----------------------------------
                                                             ----------------------------------
       Property and equipment acquired under capital leases   $   47         $   --      $   --
                                                             ----------------------------------
                                                             ----------------------------------
       Taxes paid                                             $  278         $  968      $   51
                                                             ----------------------------------
                                                             ----------------------------------


Schedule of noncash investing and financing activities:
      Purchase of Information Technology Forum operations
            Working capital other than cash                   $   --         $   --      $   43
            Equipment and leasehold improvements                  --             --          17
            Intangibles                                           --             --         821
            Capital lease assumed                                 --             --         (10)
            Issuance of common stock                              --             --        (733)
                                                             -----------------------------------
                                                             -----------------------------------
       Conversion of preferred stock to common stock           $5,020         $   --      $   --
                                                             -----------------------------------
                                                             -----------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     IntelliQuest Information Group, Inc. ("IntelliQuest" or the "Company"), a Delaware Corporation, is a leading provider of quantitative marketing information to technology companies and direct marketing services to the Internet. IntelliQuest's Research Division supplies customers with information about technology markets, customers and products on both a subscription basis and a proprietary project basis. The Company's IQ2.net Division focuses on a suite of online and database marketing services which can greatly improve the identification and segmentation of customers and prospects for more effective customer acquisition and retention.

     IntelliQuest merged with Pipeline Communications, Inc. during May 1996 and Zona Research, Inc. during February 1997. Unless otherwise specified, references herein to the "Company" or "IntelliQuest" mean IntelliQuest Information Group, Inc. and all of its wholly-owned subsidiaries.

2. MERGERS AND ACQUISITIONS- PIPELINE COMMUNICATIONS, ZONA RESEARCH AND INFORMATION TECHNOLOGY FORUM, INC.

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

     Combined and separate results of operations for the periods prior to the mergers with Pipeline and Zona Research were as follows (in thousands):


                                                                                                  1996        1997
                                                                                                  ----        ----
Revenues:
    IntelliQuest (including Pipeline after May 1996 and Zona Research after
       February 1997) .......................................................................   $ 24,895    $ 36,094
    Pipeline (through May 1996) .............................................................      1,557          --
    Zona Research (through February 1997)....................................................      1,915         449
                                                                                                --------    --------
Combined ....................................................................................   $ 28,367    $ 36,543
                                                                                                --------    --------
                                                                                                --------    --------
Net income (loss):
    IntelliQuest (including Pipeline after May 1996 and Zona Research after February 1997)...   $  2,662    $  2,352
    Pipeline (through May 1996) .............................................................        (83)         --
    Zona Research (through February 1997) ...................................................       (370)       (191)
                                                                                                --------    --------
Combined ....................................................................................   $  2,209    $  2,161
                                                                                                --------    --------
                                                                                                --------    --------

                    The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

     Effective January 1, 1998, the Company purchased certain assets of Information Technology Forum, Inc. ("ITF") a company wholly owned by Charles W. Stryker, who was a Director of the Company at the time of the acquisition. The assets were purchased with cash and stock and the transaction was accounted for under the purchase method. The assets purchased were recorded at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $831,000. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed. There were no transactions in 1998.

3.    SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since much of the Company's Research Division revenues are based upon percentage of projects completed based on costs incurred compared to total estimated project costs, the determination of the resultant revenue requires ongoing estimates by management of costs to complete these projects. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries, which are all wholly owned. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     CONTINUOUS SERVICES

     The Company offers renewable subscription-based products which provide similar information to a number of clients at a shared-cost price. The Company also offers proprietary tracking products that manage ongoing market feedback and proprietary research. Revenue from certain annual subscription-based products, such as Computer Industry Media Study (CIMS), and the related costs are deferred until delivery. Revenues from other renewable subscription-based and proprietary tracking products containing a subscription period are recognized on a straight-line basis over the subscription period. Revenue from processing transactions is recognized as the transactions are processed for customers. The Company recognizes revenue for marketing services at the time services are provided. For sales of data under annual agreements, the Company recognizes revenue upon the delivery of data. Revenue from conferences is recognized upon completion of each conference. Losses on a given contract are recognized when determined probable.

     During 1997, the Company made a change in its reporting of revenue from certain recurring conferences (including Brand Tech Forum). In 1997, revenue from recurring conferences is included in continuous services. Financial information from prior years was reclassified to conform to the 1997 classification of revenues.

     OTHER SERVICES

     Revenues from proprietary research service contracts are recognized in proportion to performance required under the contracts (percentage of completion) based on cost input; losses on a given contract are recognized when determined probable.

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

     The Company capitalized internal software development costs of $100,000 and $1.4 million for the years ended December 31, 1996 and 1997, respectively. There were no software development costs capitalized in 1998. Amortization of such costs was $180,000 for the year ended December 31, 1997. Based on changes in management's plan, the Company recorded an impairment charge of $1.4 million related to capitalized software development costs during the year ended December 31, 1998.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are depreciated over the life of the related lease. Amortization of assets acquired under capital leases is included in depreciation and amortization.

PROJECT COSTS

     Costs associated with CIMS are deferred and included in projects in process until the results of the study are delivered. These costs include personnel and other direct costs, as well as associated overhead. Upon release of the study, these costs are included in cost of revenues.

     Costs relating to all other projects are expensed as incurred.

INTANGIBLE ASSETS

     Intangible assets consists of goodwill, resulting from business acquisitions and representing the excess of purchase price over the estimated fair value of net assets acquired, deferred financing costs, deferred acquisition costs and an exclusive licensing agreement (Note 5).

     Goodwill at December 31, 1998 was approximately $8.3 million and is amortized on a straight-line basis over 12 years, the expected period of benefit. The Company periodically evaluates whether events and circumstances have occurred that indicate that these intangibles may not be recoverable. When factors indicate that these intangibles should be evaluated for possible impairment, the Company uses the projected undiscounted net cash flows of the related businesses acquired in measuring the recoverability of these intangibles.

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

     The Company accounts for investment securities under SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 1998, all investment securities are classified as available-for-sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including cash, short-term investments, and trade receivables and payables, approximates fair value. The carrying amount of short-term investments approximates fair value because of the short maturity and nature of these instruments. The Company places its cash investments in quality financial instruments and limits the amount invested in any one institution or in any type of instrument. The Company has not experienced any significant gains or losses on its investments.

FOREIGN CURRENCIES

     The foreign subsidiary operates in a local currency environment. Balance sheet accounts are translated at exchange rates existing at the balance sheet date. Revenue and expense accounts are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated and reported as a separate component of stockholders' equity. There have not been material transaction gains or losses through December 31, 1998.

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 14).

                    The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS 128"). SFAS 128 provides guidance on the computation of earnings per share. The Company adopted the statement in the fourth quarter of 1997, as required. SFAS 128 requires all prior earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interest. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                        (In thousands, except share and per share data)

                                                              1996           1997          1998
                                                              ----           ----          ----
Net income (loss) .....................................   $     2,209   $     2,161   $    (1,579)
Preferred stock accretion .............................            63          --            --
                                                          -----------   -----------   -----------
Net income (loss) available to common stockholders.....   $     2,146   $     2,161   $    (1,579)
                                                          -----------   -----------   -----------

Weighted average common shares outstanding (basic) ....     6,667,000     8,372,000     8,311,000
Convertible preferred stock ...........................       399,000          --            --
Warrants ..............................................        53,000          --            --
Stock options (1) .....................................       198,000       147,000          --
                                                          -----------   -----------   -----------
Weighted average common shares outstanding (diluted) ..     7,317,000     8,519,000     8,311,000
                                                          -----------   -----------   -----------

Earnings (loss) per share:
Basic .................................................   $      0.32   $      0.26   $     (0.19)
Diluted ...............................................   $      0.30   $      0.25   $     (0.19)


(1) Due to the net loss in the year ended December 31, 1998, diluted weighted average shares excludes the effect of the diluted securities.

                    The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                             ------------------
                                                                1997       1998
                                                                ----       -----
     Equipment ............................................. $ 3,802    $ 4,110
     Purchased software ....................................     638        690
     Internally developed software .........................   1,404         --
     Furniture and fixtures ................................   1,306      1,301
     Leasehold improvements ................................     306        642
                                                             --------   --------
                                                               7,456      6,743
     Less - Accumulated depreciation and amortization ......  (3,020)    (3,893)
                                                             --------   --------
                                                             $ 4,436    $ 2,850
                                                             --------   --------
                                                             --------   --------

Included in the December 31, 1997 and 1998 balances of equipment are $283,000 of assets acquired under lease. Accumulated amortization for these assets was $196,000 and $250,000 at December 31, 1997 and 1998, respectively, and amortization expense was $40,000, $54,000, and $54,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

5.   LICENSE AGREEMENT

     On December 22, 1997, the Company paid $7.5 million for an exclusive perpetual licensing agreement (cancelable under certain conditions) to market and sell database products to the high-tech, telecommunications, cable and utility industries. In conjunction with the agreement the Company will pay the licensor royalties and fees on revenue generated from the sale of data and services. The amortizable rights in data and the non-compete portion of the license agreement are amortized on a straight-line basis over the estimated
useful life of the agreement.   Accumulated amortization at December 31, 1997
and 1998 was $0 and $211,000, respectively.

     Of the total license fee of $7.5 million, $5 million is refundable under certain conditions. Should the license be canceled by the Company, or canceled due to the acquisition by the Company of a competitor of the licensor or to the acquisition of the Company by a competitor of the licensor, or under certain other conditions, the $5 million portion may be recoverable by the Company.

     The Company prepares an annual assessment to identify any potential impairment of assets.

     The agreement provides for annual target minimum payments.   Royalties and
service fees for the database marketing products were less than that required to satisfy the annual target minimum payments under this agreement; therefore, the Company recognized a liability during the year ended December 31, 1998 for the difference between the actual and target minimum payments (Note 6).

                   The accompanying notes are an integral part
                    of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

6.    ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                     DECEMBER 31,
                                                  ---------------
                                                   1997     1998
                                                  ------   ------
     Accrued payroll and benefits .............   $1,412   $1,441
     Taxes payable ............................      101       47
     Accrued target minimum payments...........       --      787
     Other accrued liabilities ................      405      551
                                                  ------   ------
                                                  $1,918   $2,826
                                                  ------   ------
                                                  ------   ------

7.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space, equipment and software under certain noncancellable operating lease agreements. These leases have expiration dates ranging from 1999 through 2008. Rent expense under operating leases totaled $542,000, $959,000 and $1.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     Future minimum lease payments under all leases as of December 31, 1998 are as follows (in thousands):

                                              OPERATING
                                                LEASES
                                                ------
     1999 ...................................   $1,861
     2000 ...................................    1,556
     2001 ...................................    1,480
     2002 ...................................      684
     2003 ...................................      424
     Thereafter .............................      753
                                                ------
       Total minimum lease payments..........   $6,758
                                                ------
                                                ------

8.   INCOME TAXES

     The income tax provision (benefit) is as follows (in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                              1996      1997       1998
                                                              ----      ----       ----
     Current provision (benefit) ........................   $ 1,091    $   (22)   $  (269)
     Deferred (benefit) provision .......................      (107)       605     (1,577)
                                                            -------    -------    -------
         Total provision for (benefit from) income tax ..   $   984    $   583    $(1,846)
                                                            -------    -------    -------
                                                            -------    -------    -------

                The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUEST INFORMATION GROUP, INC.

8.   INCOME TAXES (CONTINUED)

     The difference between the income tax provisions in the consolidated financial statements and the tax at the statutory federal rate are as follows (in thousands):

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1996       1997      1998
                                                          ----       ----      ----
     Income tax provision at statutory rate .........   $ 1,211    $ 1,056    $(1,258)

     Utilization of net operating loss of Pipeline ..       (75)        --         --
     State taxes, net of federal benefit ............       118         61       (158)
     Tax free income ................................      (284)      (647)      (460)
     Other, net .....................................        14        113         30
                                                        -------    -------    -------
           Total provision ..........................   $   984    $   583    $(1,846)
                                                        -------    -------    -------
                                                        -------    -------    -------

     The principal components of the Company's deferred taxes are as follow (in thousands):

                                                                 DECEMBER 31,
                                                           -----------------------
                                                            1996     1997     1998
                                                            ----     ----     ----
     Deferred tax liabilities:
         Depreciation and other ........................   $   54   $  170   $  109
         Cash to accrual adjustments ...................       81       --       --
         Product development costs .....................       --      477       --
                                                           ------   ------   ------
             Gross deferred tax liability ..............      135      647      109
                                                           ------   ------   ------
     Deferred tax assets:
         Product development costs .....................       86       --       --
         Allowance for doubtful accounts ...............      101      105      593
         Acquisition costs .............................       53       92      105
         Accrued compensation, vacation pay, and other .       35      518      553
         Alternative minimum tax credit ................       --       --       88
         Net operating loss carryforward ...............      279      279      762
                                                           ------   ------   ------
             Gross deferred tax assets .................      554      994    2,101
                                                           ------   ------   ------
         Less valuation allowance ......................      295      295      295
                                                           ------   ------   ------
             Net deferred tax asset ....................   $  124   $   52   $1,697
                                                           ------   ------   ------
                                                           ------   ------   ------

     The Company has determined that the deferred tax assets are recoverable based upon future projected earnings.

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

     As of December 31, 1998, IntelliQuest Information Group, Inc. had a net operating loss of $2.5 million, which expires in 2013.

                The accompanying notes are an integral part of these consolidated financial statements.

                 INTELLIQUEST INFORMATION GROUP, INC.

9.   STOCK OPTIONS

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

9.   STOCK OPTIONS (CONTINUED)

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

RE-PRICING OF STOCK OPTIONS

     In 1998, the Company's Board of Directors twice approved the 1998 re-pricing of stock options. The grant date of the first re-pricing was February 4, 1998, where the price was reduced to $11.00. The vesting period for these re-priced stock options was extended by an additional 12 months. The second re-pricing grant date was October 16, 1998, where the stock option price was reduced to $5.00. Unvested stock options on October 16, 1998 will vest over the next 48 months. These re-pricing policies apply to options granted under all of the Company's plans for stock grants.

                 INTELLIQUEST INFORMATION GROUP, INC.

9.   STOCK OPTIONS (CONTINUED)

     The Company applies APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations in accounting for its stock plans, which are described above. Accordingly, no compensation cost has been recognized for its stock plans. Had compensation cost for the Company's stock plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", the Company's net income and net income per share would have been reflected by the following pro forma amounts for the years ended December 31, 1996, 1997 and 1998:

                                                                             For the Year Ended
                                                                                December 31,
                                                               ----------------------------------------------
                                                                     1996          1997             1998
                                                                     ----          ----             ----
Net income (loss)                         As reported........     $2,209,000     $2,161,000     $(1,579,000)
                                          Pro forma..........     $1,780,000     $  624,000     $(2,725,000)

                The accompanying notes are an integral part of these consolidated financial statements.

                 INTELLIQUEST INFORMATION GROUP, INC.

9.   STOCK OPTIONS (CONTINUED)

Diluted net income (loss) per share       As reported........     $      .30     $      .25     $      (.19)
                                          Pro forma..........     $      .24     $      .07     $      (.33)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1996, 1997 and 1998:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                         1996           1997          1998
                                         ----           ----          ----
     Dividend yield ............           --             --            --
     Expected volatility .......        59.84%         60.60%         67.60%
     Risk-free rate of return ..         6.25%          6.35%          4.69%
     Expected life .............         4.67 years     3.54 years     3.97 years



     The following table summarizes activity under all Plans for each of the three years ended December 31, 1998 (share amounts in thousands):

                                                        1996                     1997                      1998
                                               ---------------------    -----------------------    ---------------------
                                                Weighted                 Weighted                   Weighted
                                                Average                   Average                   Average
                                                Exercise                 Exercise                   Exercise
                                                 Price       Shares        Price       Shares        Price       Shares
                                                --------    --------     ---------    --------      --------    --------
Outstanding at the beginning of the year...     $   1.02       215       $   14.29       429        $  15.62       844
  Granted..................................        20.14       300           15.42       711            7.44     2,089
  Exercised ...............................          .71       (71)           1.89       (76)           3.23       (66)
  Canceled ................................          .51       (15)          17.16      (220)          13.28    (1,694)
                                                --------    --------     ---------    --------      --------    --------
Outstanding at the end of the year.........     $  14.29       429       $   15.62       844        $   5.13     1,173
                                                --------    --------     ---------    --------      --------    --------
                                                --------    --------     ---------    --------      --------    --------

Options exercisable at year end ...........     $   2.06        82       $   14.40       180        $   5.52       260
                                                --------    --------     ---------    --------      --------    --------
                                                --------    --------     ---------    --------      --------    --------

Weighted average fair value of options
  granted during the year..................     $  11.12                 $    7.52                  $   2.38
                                                --------                 ---------                  --------
                                                --------                 ---------                  --------

                 INTELLIQUEST INFORMATION GROUP, INC.

9.   STOCK OPTIONS (CONTINUED)

                                                             Options Outstanding
                               -----------------------------------------------------------------------
                                  Number           Weighted-Average
Range of Exercise              Outstanding at    Remaining Contractual           Weighted-Average
    Prices                     December 31, 1998          Life                     Exercise Price
------------------------------------------------------------------------------------------------------
     $.14                                 12                5.5 years                   $    .14
     $.40                                  6                4.2                              .40
     $.68                                  4                6.4                              .68
     $1.38                                 7                6.7                             1.38
     $5.00-7.00                        1,113                9.0                             5.02
     $8.75-12.00                           5                5.4                             9.87
     $13.89-17.25                         26                1.8                            14.49
------------------------------------------------------------------------------------------------------
     $.14-17.25                        1,173                8.7 years                   $   5.13
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                                       Options Outstanding
                               -----------------------------------
                                   Number
Range of Exercise              Exercisable at    Weighted-Average
    Prices                   December 31, 1998    Exercise Price
-----------------------------------------------------------------
     $.14                             12                $    .14
     $.40                              6                     .40
     $.68                              4                     .68
     $1.38                             5                    1.38
     $5.00-7.00                      205                    5.00
     $8.75-12.00                       3                    9.77
     $13.89-17.25                     25                   14.45
-----------------------------------------------------------------
     $.14-17.25                      260                $   5.52
-----------------------------------------------------------------
-----------------------------------------------------------------

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

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company has reserved an aggregate of 100,000 shares of common stock for issuance under its 1996 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits eligible employees of the Company to purchase Common Stock through payroll deductions of up to 15% of their compensation provided that no employee may purchase more than $25,000 worth of stock in any calendar year. The ESPP has been implemented as a series of successive six-month offering periods, the
first of which commenced on July 1, 1996.   The price of common stock purchased
under the ESPP will be 85% of the lower of the fair market of the common stock
on the first and last day of each offering period.   Shares of common stock
issued under the ESPP totaled 2,247, 6,875 and 15,865 for the years ended December 31, 1996, 1997 and 1998, respectively.

     The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 1996, 1997 and 1998:


                                                                               For the Year Ended December 31,
                                                                             ----------------------------------
                                                                             1996           1997           1998
                                                                             ----           ----           ----
     Dividend yield .................................................           --             --             --
     Expected volatility ............................................        59.84%         60.60%         67.60%
     Risk-free rate of return .......................................         5.52%          5.24%          5.28%
     Expected life ..................................................        .5 years       .5 years       .4 years
     Weighted-average fair value of purchase
     rights granted .................................................        $5.73           $3.98          $3.67



                 The accompanying notes are an integral part of these consolidated financial statements.

                 INTELLIQUEST INFORMATION GROUP, INC.

10.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

11.  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

     The Company adopted a Stockholder Rights Agreement on October 18, 1998 and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company outstanding at the close of business on November 2, 1998. Each right will entitle the registered holder, after the rights become exercisable and until November 2, 2008, to purchase from the Company one one-hundred (1/100) of a share of Class A Junior Participating Preferred Stock at a price of $40.00 per one one-hundred (1/100) of a preferred share, subject to certain anti-dilution adjustments. The rights are not exercisable until the distribution date. The rights will expire on November 2, 2008. The distribution date is the earlier of:
     - ten (10) days following a public announcement that a person or group has acquired a beneficial ownership of 20% or more of the common shares OR
     - ten (10) business days following the announcement or commencement of an intention to make a tender offer or exchange offer the consummation of which would result in a beneficial ownership by a person or group of 20% or more of the common shares.

12.  EMPLOYEES' SAVINGS PLAN

     The Company's 401(k) Savings and Retirement Plan (the "401(k) Plan") is a defined contribution retirement plan with a cash or deferred arrangement as described in Section 401(k) of the Code. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All employees of the Company are eligible to participate in the 401(k) Plan after approximately one year of employment. The 401(k) Plan provides that each participant make elective contributions from 1% to 15% of his or her compensation, subject to statutory limits. Under the terms of the 401(k) Plan, allocation of the matching contribution is integrated with Social Security, in accordance with applicable nondiscrimination rules under the Code. The Company matches 50% of the employee's first 6% of contributions. The match vests over a 5 year period. The Company made matching contributions in the amount of $10,000, $0 and $162,000 in 1996, 1997 and 1998, respectively.

13.   SIGNIFICANT CLIENTS AND CREDIT RISKS

     The Company has relied on a limited number of key customers for the majority of its revenues. In addition, there has been significant consolidation of companies in the technology industries served by the Company, a trend which the Company believes will continue. The loss of one or more of the Company's large customers or a

                 The accompanying notes are an integral part of these consolidated financial statements.

                 INTELLIQUEST INFORMATION GROUP, INC.

13.   SIGNIFICANT CLIENTS AND CREDIT RISKS (CONTINUED)

significant reduction of business from such customers, regardless of the reason, would have a material adverse effect on the Company.

     Revenues from certain significant clients are, as follows:

                                           1996     1997     1998
                                           ----     ----     ----
          Client 1.....................     --%      --%      13%
          Client 2.....................      7%      10%      12%
          Client 3.....................     18%      17%       9%
          Client 4.....................     11%       7%       5%

     For the year ended December 31, 1998 all of the revenue derived from Client 1 related to IQ2.net. For the year ended December 31, 1997, all of the revenue derived from Client 3 related to the Research Division. For the year ended December 31, 1996, all of the revenue derived from Clients 3 and 4 related to the Research Division.

     Additionally, at December 31, 1997 and 1998, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                                                 1997     1998
                                                 ----     ----
              Client 1.....................       --%     12%
              Client 2.....................       15%      6%
              Client 3.....................       12%      2%

     The Company sells its products to various companies in technology and publication industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

14.  SEGMENT INFORMATION

     In 1998 the Company adopted SFAS 131. The prior year's segment information has been restated to present the Company's two reportable segments: Research Division and IQ2.net.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 3). Segment data includes charges allocating all corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on labor, revenues and percentage utilization in 1996 and 1997 and labor in 1998.

                 INTELLIQUEST INFORMATION GROUP, INC.

14.  SEGMENT INFORMATION (CONTINUED)

     The Company is organized on the basis of products and services provided. The table below presents information about reported segments for the years ended December 31, 1996, 1997 and 1998 (in thousands):


                                                   Research Division                              IQ2.net
                                                   -----------------                              -------
                                           1996          1997          1998           1996          1997           1998
                                           ----          ----          ----           ----          ----           ----
Revenues                                 $ 19,577      $ 23,523      $ 26,363       $  8,790      $ 12,570       $ 19,336
Depreciation and amortization            $    107      $    144      $    222       $     33      $    193       $    408
EBIT                                     $  2,041      $  1,399      $ (1,809)      $    512      $   (770)      $   (576)

     A reconciliation of total segment revenues to total consolidated revenues and of total segment EBIT to total consolidated operating income
(loss), for the years ended December 31, 1996, 1997 and 1998 is as follows (in thousands):

                                          1996           1997          1998
                                          ----           ----          ----
REVENUES
Total segment revenues                  $ 28,367       $ 36,093      $ 45,699
Other reconciling items                       --            450            --
                                     ----------------------------------------
  Consolidated revenues                 $ 28,367       $ 36,543      $ 45,699
                                     ----------------------------------------
                                     ----------------------------------------

EBIT
Total EBIT for reportable segments      $  2,533       $    629      $ (2,385)
Reconciling items:
  Write down of capitalized
    software not attributable to
    defined segment                                                      (916)
  Unsuccessful launch of new
    segment                                                              (805)
  Charges for unsuccessful launch
    of national sales force                                              (496)
Other                                       (184)           169          (226)
                                     ----------------------------------------
Operating income (loss)                    2,335            798        (4,828)
                                     ----------------------------------------
Other income, net                            858          1,946         1,403
                                     ----------------------------------------
Income (loss) before income taxes       $  3,193       $  2,744      $ (3,425)
                                     ----------------------------------------
                                     ----------------------------------------

     EBIT is net income before interest and taxes. EBIT is a financial measure commonly used as an indicator of operating performance and should not be construed as an alternative to net income as determined in accordance with generally accepted accounting principles.


                 The accompanying notes are an integral part of these consolidated financial statements.

                 INTELLIQUEST INFORMATION GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  SEGMENT INFORMATION (CONTINUED)

     EBIT for IQ2.net in 1998 includes a one-time write off of capitalized internally developed software of $580,000.

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

     Summarized revenue information by geographic location is as follows (in thousands):

                                  1996        1997        1998
                                  ----        ----        ----
     RESEARCH DIVISION
     Europe................      $4,635      $4,594      $4,804
     Other international...       1,286       1,315       1,020
                                 ------      ------      ------
                                 $5,921      $5,909      $5,824
                                 ------      ------      ------
                                 ------      ------      ------
     IQ2.NET
     Europe................      $1,895      $4,353      $1,211
     Other international...          68         178         431
                                 ------      ------      ------
                                 $1,963      $4,531      $1,642
                                 ------      ------      ------
                                 ------      ------      ------

16.  STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of 850,000 shares of the Company's common stock. As of February 26, 1999, 720,000 shares have been repurchased for $5.9 million in open market transactions.


          The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information regarding the Company's executive officers, the information called for by this Item is incorporated in this Form 10-K by reference to the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 11, 1999, under the heading "Proposal One - Election of Directors-Nominees".

     For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this Form 10-K.

     None of the Company's directors or officers has any family relationship with any other director or officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation and related matters set forth in the Company's definitive Proxy Statement for the Company's Annual meeting of Stockholders, currently scheduled for May 11, 1999, under the section entitled "Executive Compensation and Other Matters," and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning shares of Common Stock of the Company beneficially owned by management and others is set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 11, 1999, under the section entitled "Record Date and Principal Share Ownership" and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated in this report by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders, currently scheduled for May 11, 1999, under the section entitled "Executive Compensation and Other Matters."

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2.  Financial statements and financial statement schedules


                        INTELLIQUEST INFORMATION GROUP, INC.
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Accountants .................................      32
     Consolidated Balance Sheets .......................................      33
     Consolidated Statements of Operations .............................      34
     Consolidated Statements of Comprehensive Income (Loss) ............      35
     Consolidated Statements of Common Stockholders' Equity (Deficit) ..      36
     Consolidated Statements of Cash Flows .............................      37
     Notes to Consolidated Financial Statements ........................      39

    3.         EXHIBITS

     3.1 (1)   Amended and Restated Certificate of Incorporation of the
                  Registrant.
     3.2 (1)   Amended and Restated Bylaws of the Registrant.
     4.1 (1)   Form of Registrant's Common Stock Certificate.
     4.2 (3)   October 1998 Stockholder Rights Agreement
    10.1 (1)   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
    10.2 (1)   Amended 1993 IQI Corp. Stock Option Plan and related agreements.
    10.3 (2)   1996 Stock Plan and related agreements.
    10.4 (1)   1996 Employee Stock Purchase Plan and related agreements.
    10.5 (2)   1996 Director Option Plan and related agreement.
    10.6 (1)   Stock Purchase Agreement among the Registrant and certain
                securityholders of the Company, dated as of May 28, 1993.
    10.7 (1)   Loan and Security Agreement, between the Company and Silicon
                Valley Bank, dated September 24, 1993, as amended and with exhibits.
    10.8 (1)   Lease Agreement between the Company and JMB Group Trust III, dated September 15, 1992, as amended.
    10.9       Registration Rights Agreement, dated February 25, 1997, by and among the Company and the former shareholders of Pipeline
                Communications, Inc. and Zona Research, Inc.
    10.10      1997 Supplemental Option Plan and related agreement.
    11.1       Statement of computation of earnings per share.
    21.1       Subsidiaries of the Registrant.
    23.2       Consent of PricewaterhouseCoopers, LLP, independent accountants.
    24.1       Power of Attorney (see page 57).
    27.1       Financial Data Schedule.
    27.2       Financial Data Schedule.
    27.3       Financial Data Schedule.

    ------------------------------
    (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-00844), as amended, declared effective
         March 21, 1996.
    (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-12547), as amended, declared effective October 17, 1997.
    (3) Incorporated by reference to the Registrant's Form 10Q for the quarter ended September 30, 1998

(b)  Reports on Form 8-K for the quarter ended December 31, 1998.

     The Company filed a current report on Form 8-K on October 9, 1998 announcing the adoption of the Stockholder Rights Agreement.

(c)  Exhibits - See Item 14(a) 3 above.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTELLIQUEST INFORMATION GROUP, INC.

Dated:                                       By: /s/ Francis S. Webster III
March 31, 1999                                   ----------------------------
                                                     (Francis S. Webster III)
                                                     Chief Financial Officer

                                   POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Peter Zandan, Brian Sharples, and Francis S. Webster, III, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                               Title                           Date
   ---------                               -----                           ----

/s/ Peter Zandan
----------------
(Peter Zandan)                Chairman                                     March 31, 1999


/s/ Brian Sharples
------------------
(Brian Sharples)              Chief Executive Officer, Director            March 31, 1999


/s/ Francis S. Webster III
--------------------------
(Francis S. Webster III)      Chief Financial Officer                      March 31, 1999


/s/ William Wood
----------------
(William Wood)                Director                                     March 31, 1999


/s/ Lee Walker
--------------
(Lee Walker)                  Director                                     March 31, 1999
