Form 10-Q
period 1999-03-31
INTELLIQUEST INFORMATION GROUP INC
filed 1999-05-17
CIK 1007083

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
     (Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

          For the quarter ended: March 31, 1999

                                        or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934
         For the transition period from _____ to _____.



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

                             _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING AT APRIL 30, 1999
Common Stock, $.0001 par value                    7,857,810

                        INTELLIQUEST INFORMATION GROUP, INC.
                                       INDEX

                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
               Condensed Consolidated Balance Sheet
               March 31, 1999 (unaudited) and December 31, 1998                      3

               Condensed Consolidated Statement of Operations (unaudited)
               Three Months Ended March 31, 1999 and 1998                            4

               Consolidated Statement of Comprehensive Income (unaudited)
               Three Months Ended March 31, 1999 and 1998                            5

               Condensed Consolidated Statement of Cash Flows (unaudited)
               Three Months Ended March 31, 1999 and 1998                            6

               Notes to Consolidated Financial Statements                            8

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            11

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                    16

     Item 2.   Changes in Securities                                                16

     Item 3.   Defaults Upon Senior Securities                                      16

     Item 4.   Submission of Matters to a Vote of Security Holders                  16

     Item 5.   Other Information                                                    16

     Item 6.   Exhibits and Reports on Form 8-K                                     16

     Signatures                                                                     17

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                        INTELLIQUEST INFORMATION GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS)

                                                                   MARCH 31,      DECEMBER 31,
                                                                    1999              1998
                                                                    ----              ----
                                                                 (UNAUDITED)

                               ASSETS
Current assets:
   Cash                                                         $     2,904     $    5,611
   Short-term investments                                            27,905         28,010
   Accounts receivable, net                                          10,490         10,978
   Unbilled revenues                                                  4,334          3,532
   Projects in process                                                1,818            153
   Prepaid expenses and other assets                                  2,771          2,336
                                                                -----------    -----------
      Total current assets                                           50,222         50,620
   Furniture and equipment, net                                       2,935          2,850
   License agreement, net                                             7,271          7,324
   Other assets                                                       1,697          1,793
                                                                -----------    -----------
      Total assets                                                 $ 62,125       $ 62,587
                                                                -----------    -----------
                                                                -----------    -----------

                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  3,216       $  3,996
   Accrued liabilities                                                2,639          2,826
   Deferred revenues                                                  2,886          2,145
                                                                -----------    -----------
   Total current liabilities                                          8,741          8,967
Obligations under capital leases and deferred rent                       52             79
                                                                -----------    -----------
      Total liabilities                                               8,793          9,046
                                                                -----------    -----------

Common stockholders' equity:
   Series A junior participating preferred stock                          -              -
   Common stock, $.0001 par value, 30,000,000 shares
    authorized, 7,858,000 and 8,563,000 shares  issued
    and outstanding, respectively 720,000 and 720,000
    shares in treasury, respectively                                      1              1
   Capital in excess of par value                                    54,129         53,976
   Other-----------------------------                                    30            121
   Accumulated deficit                                                 (828)          (557)
                                                                -----------    -----------
      Total common stockholders' equity                              53,332         53,541
                                                                -----------    -----------
      Total liabilities and stockholders' equity                   $ 62,125       $ 62,587
                                                                -----------    -----------
                                                                -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        INTELLIQUEST INFORMATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                   THREE MONTHS ENDED, MARCH 31,
                                                        1999           1998
                                                        ----           ----
REVENUES:
   Continuous services                                $8,500         $8,219
   Other services                                      2,481          1,740
                                                      ------         ------
   Total revenues                                     10,981          9,959
                                                      ------         ------

Operating expenses:
   Costs of revenues                                   5,716          5,798

   Sales, general and administrative                   5,376          6,121
   Product development                                   410          2,382
   Depreciation and amortization                         351            329
                                                      ------         ------
   Total operating expenses                           11,853         14,630
                                                      ------         ------
Operating loss                                          (872)        (4,671)

Interest income, net                                     267            408
                                                      ------         ------
Loss before income tax benefit                          (605)        (4,263)
Income tax benefit                                      (334)        (1,894)
                                                      ------         ------
Net loss                                             $  (271)       $(2,369)
                                                      ------         ------
                                                      ------         ------

Basic loss per share                                   $(.03)         $(.28)

Diluted loss per share                                 $(.03)         $(.28)

Basic weighted average shares outstanding              7,858          8,484

Diluted weighted average shares outstanding            7,858          8,484



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        INTELLIQUEST INFORMATION GROUP, INC.
                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                   THREE MONTHS ENDED, MARCH 31,
                                                        1999           1998
                                                        ----           ----

Net loss                                             $  (271)       $(2,369)

Other comprehensive income loss, net of tax:
   Foreign currency translation adjustments              (55)             4

   Unrealized loss on securities                         (36)           (13)
                                                     -------        -------
Other comprehensive loss                                 (91)            (9)
                                                     -------        -------

Comprehensive loss                                   $  (362)       $(2,378)
                                                     -------        -------
                                                     -------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        INTELLIQUEST INFORMATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                  THREE MONTHS ENDED, MARCH 31,
                                                                       1999           1998
                                                                       ----           ----
Cash flows from operating activities:
   Net loss                                                         $  (271)       $(2,369)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                     348            436
      Provision for doubtful accounts                                    28             58
      Asset impairment and loss on disposal of assets                     0          2,872
      Deferred compensation                                               4              3
Net changes in assets and liabilities:
      Accounts receivable and unbilled revenues                        (342)        (1,416)
      Prepaid expenses and other assets                                (435)        (1,926)
      Projects in process                                            (1,665)        (1,172)
      Accounts payable and accrued expenses                            (967)           910
      Deferred revenues                                                 740           (239)
      Other                                                              96            (20)
                                                                    -------        -------
         Net cash used in operating activities                       (2,464)        (2,863)
                                                                    -------        -------

Cash flows from investing activities:
   Purchases of short-term investments                               (9,105)      (106,916)
   Sales and maturities of short-term investments                     9,144        108,903
   Purchases of equipment and leasehold improvements                   (380)          (425)
   Purchase of Information Technology Forum assets, net of cash
     acquired                                                             -           (138)
Other                                                                    66             32
                                                                    -------        -------
         Net cash provided by (used in) investing activities           (275)         1,456
                                                                    -------        -------

Cash flows from financing activities:
   Proceeds from issuance of stock, net                                 153              3
   Other                                                               (121)           (15)
                                                                    -------        -------
         Net cash provided by (used in) financing activities             32            (12)
                                                                    -------        -------

   Net decrease in cash and equivalents                              (2,707)        (1,419)
   Cash and equivalents at the beginning of the period                5,611          1,785
                                                                    -------        -------
   Cash and equivalents at the end of the period                    $ 2,904        $   366
                                                                    -------        -------
                                                                    -------        -------

Supplemental cash flow disclosures:
   Interest paid                                                    $   -          $     1
   Taxes paid                                                           -                4

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         INTELLIQUEST INFORMATION GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (CONTINUED)
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                                 Three Months Ended, March 31,
                                                                                      1999           1998
                                                                                      ----           ----
Schedule of noncash investing activities:
  Purchase of Information Technology Forum assets
     Working capital other than cash                                            $        -     $       43
     Equipment and leasehold improvements                                                -             17
     Intangibles                                                                         -            821
     Capital lease assumed                                                               -            (10)
     Issuance of unregistered common stock                                               -           (733)
                                                                                ----------     ----------
     Cash paid for Information Technology Forum assets, net
       of cash acquired                                                         $        -     $      138
                                                                                ----------     ----------
                                                                                ----------     ----------















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information to technology companies, and operates under two divisions. The marketing research division and IQ2.net, which focuses on a suite of online and database marketing services which can greatly improve the identification and segmentation of customers and prospects for more effective customer acquisition and retention.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial statements and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature as considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999 and the results of the Company's operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   LICENSE AGREEMENT

     On December 22, 1997, the Company paid $7.5 million for an exclusive licensing agreement to market and sell database products to the high-tech, telecommunications, cable and utility industries. In conjunction with the agreement the Company pays the licensor royalties and fees on revenue from the sale of data and services.

     The contract provides for annual target minimum payments.   Royalties and
     service fees for the database marketing products were sufficient to satisfy the prorated annual target minimum payments under this agreement.

     Of the total license fee of $7.5 million, $5 million is refundable under certain conditions. Should the license be cancelled by the Company, or cancelled due to the acquisition by the Company of a competitor of the licensor or to the acquisition of the Company by a competitor of the Licensor, or under certain other conditions, the refundable $5 million portion may not be recoverable by the Company.

3.   ACQUISITION OF ASSETS/ RELATED PARTY TRANSACTION

     Effective January 1, 1998, the Company purchased certain assets of Information Technology Forum, Inc. ("ITF") a company wholly owned by Charles W. Stryker, who was a Director of the Company at the time of the acquisition. The assets were purchased with cash and stock and the transaction was accounted for under the purchase method. The assets purchased were recorded at fair value at the time of purchase. The excess of the purchase price over the fair value of amounts assigned to the net tangible assets purchased has been assigned to goodwill in the amount of approximately $831,000, as reported in the Company's Annual Report on Form 10-K for the period. As the operations of ITF are immaterial to the Company as a whole, pro forma financial statements are not disclosed.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.   STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. As of March 31, 1999, 720,000 shares have been repurchased.

5.   SEGMENT INFORMATION



     The Company is organized on the basis of products and services provided. The table below presents information about reported segments for the three months ended March 31, 1999 and 1998 (in thousands):


                                 Research                       IQ2.Net
                                 --------                       -------
                            1999            1998           1999           1998
Revenues                 $  6,034        $  5,691       $  4,946        $  4,268

                         ------------------------       ------------------------
EBIT                     $  (571)        $   (798)      $   (301)       $ (1,498)
                         ------------------------       ------------------------
                         ------------------------       ------------------------


          A reconciliation of total segment revenues to total consolidated revenues and of total segment EBIT to total consolidated operating loss, for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                  1999                 1998
                                                              ------------         ------------
 REVENUES
      Total segment revenues                                  $     10,981         $      9,959
      Other reconciling items                                          ---                  ---
                                                              ------------         ------------

      Consolidated revenues                                   $     10,981         $      9,959
                                                              ------------         ------------
                                                              ------------         ------------
 EBIT
      Total EBIT for reportable segments                      $       (872)        $     (2,296)
      Reconciling items:
          Write down of capitalized software
           not attributable to defined segment                         ---                 (916)
           Unsuccessful launch of new segment                          ---                 (805)
        Charges for unsuccessful launch of:
         National sales force                                          ---                 (496)
         Other                                                         ---                 (158)
                                                              ------------         ------------
    Operating loss                                                    (872)              (4,671)
    Other income, net                                                  267                  408
                                                              ------------         ------------
     Loss before tax benefit                                  $       (605)         $    (4,263)
                                                              ------------         ------------
                                                              ------------         ------------

     EBIT is net income before interest and taxes. EBIT is a financial measure commonly used as an indicator of operating performance and should not be construed as an alternative to net income as determined in accordance with generally accepted accounting principles.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     EBIT for IQ2.net in 1998 includes a one-time write off of capitalized internally developed software of $580,000.


6.   BARTER REVENUE RECOGNITION

     During the first quarter of 1999, the Company entered into six barter agreements with Internet search engine companies. These agreements allow IntelliQuest access to Internet banner impressions for soliciting marketing information responses; in return, the Internet companies receive product-marketing data from this information. These transactions had associated recognized revenue of $231,500 and direct expenses of $231,500, resulting in no effect on results of operations. These types of transactions are common in this industry. Historically, the Company has participated in these types of transactions in the past, however the previous amounts were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES, RELIANCE ON KEY CUSTOMERS/TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE ACQUISITIONS; COMPETITION; DEPENDENCE ON KEY PERSONNEL; DEVELOPMENT OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; THE COMPANIES PURSUIT OF STRATEGIC ALTERNATIVES; AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

     Renewable subscription products, except for CIMS, are furnished pursuant to contracts that are generally renewable annually, and revenue is amortized pro rata over the contract terms. Substantially all CIMS revenues and related costs are deferred and recognized upon delivery of the final study, which typically occurs in the third quarter. Renewable proprietary and panel products are furnished pursuant to contracts that are generally renewable annually. Revenues for renewable proprietary and panel products are recognized on a percentage of completion basis. Customer information products are recognized based on actual units' shipped/processed. Revenue for conferences is recognized in the period in which the conference takes place.

     The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of March 31, 1999, there were no outstanding forward contracts in place.


RESULTS OF OPERATIONS

     TOTAL REVENUES.   Total revenues increased from $10.0 million to $11.0
million for the quarters ended March 31, 1998 and 1999, respectively. This growth represents a 10.0% increase for the three-month period ended March 31, 1999 from the comparable 1998 period.

     Revenues from continuous services increased 3.4% from $8.2 million to $8.5 million for the quarters ended March 31, 1998 and 1999, respectively. This was due to shifts in the product lines and divisional sales mix. Other revenue increased 42.6% to $2.5 million for the three months ended March 31, 1999 from
$1.7 million for first quarter of 1998.   This increase was incurred in the
panel division, due to non-recurring sales of customized panels. Also, contributing to the increase was the execution of barter agreements and the revenue recognition of $231,500 associated with these agreements.

     Revenues attributable to international market research increased 18.2% from $2.2 million to $2.6 million for the quarters ended March 31, 1998 and 1999, respectively. This was due to increased projects associated with our current customer base.

     COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, database marketing service charges, royalties, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues decreased 1% from $5.8 million to $5.7 million for the quarters ended March 31, 1998 and 1999, respectively. Costs of revenues decreased as a percentage of total revenues from 58% to 52% for the quarters ended March 31, 1998 and 1999, respectively. The decrease was a result of under utilized labor in the research area, with this deficiency being absorbed in sales, general and administration expenses.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses decreased 12.3% from $6.1 million to $5.4 million for the quarters ended March 31, 1998 and 1999, respectively. As a percentage of total revenues, sales, general and administrative expenses decreased to 49.0% for the first quarter of 1999 from 61.4% for the first quarter of 1998. This decrease is due primarily to one-time adjustments totaling $1.5 million for reorganization efforts in Q1 1998.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $2.4 million and $410,000 for the three months ended March 31, 1998 and 1999, respectively. As a percentage of total revenues, product development expenses represented 23.9% and 3.7% for the first quarters
of 1998 and 1999, respectively.   The decrease is primarily related to one-time
charges during the first quarter of 1998 to write-off capitalized software development costs totaling $2.0 million due to an impairment in foreseeable future benefit. Before the effect of these one-time charges, product development expenses for the first quarter of 1999 were flat in absolute dollars versus the prior year and represented 4% of total revenues for the quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 6.7% from $329,000 to $351,000 for the quarters ended March 31, 1998 and 1999, respectively.

     INCOME TAXES. Benefit for income taxes as a percentage of income before income taxes represents 55.2% for the quarter ended March 31, 1999. This rate is higher than the Company's combined federal and state income tax rates due to significant interest income derived from in tax-free investments, as a percentage of loss before taxes. As a percentage of operating income before investment income the rate is 38.3% which approximates the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash of $2.9 million and short-term investments of $27.9 million and working capital of $41.5 million.

     During the three months ended March 31, 1999, the Company used $2.4 million for operating activities versus $2.9 million during the same period in the prior year. This increase in cash flow used for operations was primarily due to the Company's ramp up of the projects in process and the reduction of current liabilities. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of March 31, 1998 and 1999, the Company had $2.2 million and $2.9 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of March 31, 1998 and 1999, the Company had $4.7 million and $4.3 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     The Company generated net cash from investing activities of $1.5 million and had net outflows of $275,000 for the three months ended March 31, 1998 and 1999, respectively. Investments in short-term securities did generate cash flow of $39,000 in 1999, while purchases of equipment/leasehold improvements and
other investing activities used $314,000.   The overall reduction is a result of
the

Company's use of short-term investment cash to purchase treasury stock.

     The Company used cash for financing activities of $12,000 and generated cash of $32,000 in the quarters ended March 31, 1998 and 1999, respectively.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is a result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain operating instructions that are unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

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

     The Year 2000 team has completed an inventory of all computer-based systems and applications (including embedded systems) the Company uses in its operations. The inventory includes an assessment of all computer-based systems
and applications.   Corrective action plans have been carried out based upon
criticality to the Company's operations and only a small percentage of less
critical corrections remain to be performed..   The Year 2000 team is currently
conducting tests necessary to verify that the modified systems are operational and transitioning the compliant systems into the regular operations of the Company.

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

     The Company is currently in the testing phases of the compliance plan, with compliance expected to be completed prior to December 31, 1999. The Company expects to incur costs of approximately $150,000 to $250,000 through 1999 for consulting, administration, hardware, software, and other expenses associated
with Year 2000 compliance.   This quarter, the Company has incurred
approximately $26,000 related to the correction and testing phases of the Year 2000 project. These charges are reported as a component of selling, general and administrative expenses. The Company plans to expense maintenance costs as incurred, while costs of updated software and hardware will be amortized over the respective lives of the assets. The total cost of the project is being funded through operating cash flows.

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

STOCK REPURCHASE PROGRAM

     In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's outstanding common stock. As of the date of this filing there were 720,000 shares repurchased under the plan.


STRATEGIC ALTERNATIVES

     On February 26, 1999, the Company disclosed that it had retained U.S. Bancorp Piper Jaffrey Inc. to assist in reviewing strategic alternatives, including the potential sale of all or part of the operations of the Company. As a result of this review the Company is in discussions with certain parties which are potentially interested in acquiring all or part of the operations of the Company. There is no certainty that a transaction will result from these discussions or that any definitive agreement will be executed.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          In connection with the acquisition by the Company of certain assets of Information Technology Forum, Inc. ("ITF") in January 1998, the Company issued 67,532 shares of its common stock, and paid $150,000 to ITF in exchange for assets valued at $883,000 including cash accounts of $12,000. No underwriters were used in connection with the issuance. With respect to the issuance, the Company relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

DATED May 15, 1999
                         IntelliQuest Information Group, Inc.
                         (Registrant)



                    By:              /s/ Francis S Webster  III
                                   -------------------------------
                                   Francis S. Webster III
                                   Chief Financial Officer