Form 10-Q
period 1999-06-30
INTELLIQUEST INFORMATION GROUP INC
filed 1999-08-16
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended: June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                          OUTSTANDING AT JUNE 30, 1999
Common Stock, $.0001 par value                       7,882,961

                     INTELLIQUEST INFORMATION GROUP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE NO.
      Item 1.     Financial Statements:
                    Condensed Consolidated Balance Sheets
                    June 30, 1999 (unaudited) and December 31, 1998                     3

                    Condensed Consolidated Statement of Operations (unaudited)
                    Three Months Ended June 30, 1999 and 1998                           4

                    Condensed Consolidated Statement of Operations (unaudited)
                    Six Months Ended June 30, 1999 and 1998                             5

                    Consolidated Statement of Comprehensive Income (unaudited)          6
                    Three Months Ended June 30, 1999 and 1998

                    Consolidated Statement of Comprehensive Income (unaudited)          7
                    Six Months Ended June 30, 1999 and 1998

                    Condensed Consolidated Statement of Cash Flows (unaudited)
                    Six Months Ended June 30, 1999 and 1998                             8

                    Notes to Consolidated Financial Statements                         10

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            13

PART II.   OTHER INFORMATION

      Item 1.  Legal Proceedings                                                       20

      Item 2.  Changes in Securities                                                   20

      Item 3.  Defaults Upon Senior Securities                                         20

      Item 4.  Submission of Matters to a Vote of Security Holders                     20

      Item 5.  Other Information                                                       20

      Item 6.  Exhibits and Reports on Form 8-K                                        20

      Signatures                                                                       21

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1999                   1998
                                                                              ----                   ----
                                                                          (UNAUDITED)
                                    ASSETS
Current assets:
   Cash ---------------------------------------------------------------     $  1,904              $  5,611
   Short-term investments----------------------------------------------       27,643                28,010
   Accounts receivable, net--------------------------------------------        7,854                10,978
   Unbilled revenues---------------------------------------------------        5,357                 3,532
   Projects in process-------------------------------------------------        2,718                   153
   Prepaid expenses and other assets-----------------------------------        3,686                 2,336
                                                                            --------              ---------
       Total current assets--------------------------------------------       49,162                50,620
   Furniture and equipment, net----------------------------------------        3,113                 2,850
   License agreement, net ---------------------------------------------        7,218                 7,324
   Other assets--------------------------------------------------------        1,488                 1,793
                                                                            --------              ---------
       Total assets----------------------------------------------------     $ 60,981              $ 62,587
                                                                            ========              ========
    LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable----------------------------------------------------     $  2,556              $  3,996
   Accrued liabilities-------------------------------------------------        2,559                 2,826
   Deferred revenues---------------------------------------------------        3,314                 2,145
                                                                            --------              --------
       Total current liabilities---------------------------------------        8,429                 8,967
Obligations under capital leases and deferred rent---------------------          241                    79
                                                                            --------              --------
       Total liabilities-----------------------------------------------        8,670                 9,046
                                                                            --------              --------
Stockholders equity:
   Series A junior participating preferred stock-----------------------            -                     -
   Common stock, $.0001 par value, 30,000,000 shares authorized,
   8,603,000 and 8,563,000 shares issued and outstanding, respectively
   720,000 and 720,000 shares in treasury, respectively----------------            1                     1
   Capital in excess of par value--------------------------------------       54,133                53,976
   Other---------------------------------------------------------------           (1)                  121
   Accumulated deficit ------------------------------------------------       (1,822)                 (557)
                                                                            --------              --------
       Total stockholders equity---------------------------------------       52,311                53,541
                                                                            --------              --------
       Total liabilities and stockholders equity-----------------------     $ 60,981              $ 62,587
                                                                            ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                            1999        1998
                                                                            ----        ----
Revenues:
   Continuous services-------------------------------------------------   $  7,684    $  8,450
   Other services------------------------------------------------------      1,617       1,537
                                                                          --------    --------
     Total revenues----------------------------------------------------      9,301       9,987
                                                                          --------    --------
Operating expenses:
   Costs of revenues---------------------------------------------------      5,072       5,113
   Sales, general and administrative-----------------------------------      5,545       4,947
   Product development-------------------------------------------------        464         678
   Depreciation and amortization---------------------------------------        407         289
                                                                          --------    --------
     Total operating expenses------------------------------------------     11,488      11,027
                                                                          --------    --------

Operating loss---------------------------------------------------------     (2,187)     (1,040)

   Interest income, net -----------------------------------------------        249         360
                                                                          --------    --------
   Loss before income tax benefit--------------------------------------     (1,938)       (680)
   Income tax benefit--------------------------------------------------        945         413
                                                                          --------    --------
Net loss---------------------------------------------------------------   $   (993)   $   (267)
                                                                          ========    ========
Basic loss per share---------------------------------------------------   $   (.13)   $   (.03)

Diluted loss per share-------------------------------------------------   $   (.13)   $   (.03)

Basic weighted average shares outstanding------------------------------      7,883       8,452

Diluted weighted average shares outstanding----------------------------      7,883       8,452

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                            1999        1998
                                                                            ----        ----
Revenues:
   Continuous services-------------------------------------------------   $ 16,184    $ 16,669
   Other services------------------------------------------------------      4,098       3,277
                                                                          --------    --------
     Total revenues----------------------------------------------------     20,282      19,946
                                                                          --------    --------
Operating expenses:
   Costs of revenues---------------------------------------------------     10,787      10,911
   Sales, general and administrative-----------------------------------     10,921      11,068
   Product development-------------------------------------------------        874       3,060
   Depreciation and amortization---------------------------------------        758         618
                                                                          --------    --------
     Total operating expenses------------------------------------------     23,340      25,657
                                                                          --------    --------
Operating loss---------------------------------------------------------     (3,058)     (5,711)

  Interest income, net ------------------------------------------------        516         768
                                                                          --------    --------
  Loss before income tax benefit---------------------------------------     (2,542)     (4,943)
  Income tax benefit---------------------------------------------------      1,279       2,307
                                                                          --------    --------
Net loss---------------------------------------------------------------   $ (1,263)   $ (2,636)
                                                                          ========    ========

Basic loss per share---------------------------------------------------   $   (.16)   $   (.31)

Diluted loss per share-------------------------------------------------   $   (.16)   $   (.31)

Basic weighted average shares outstanding------------------------------      7,870       8,468

Diluted weighted average shares outstanding----------------------------      7,870       8,468

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                              1999                  1998
                                                                              ----                  ----
Net loss---------------------------------------------------------------     $    (993)           $   (267)

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments----------------------------            20                  (1)

   Unrealized loss on securities---------------------------------------           (42)                 (1)
                                                                            ---------            --------

Other comprehensive loss ----------------------------------------------           (22)                 (2)
                                                                            ---------            --------

Comprehensive loss-----------------------------------------------------     $  (1,015)           $   (269)
                                                                            =========            ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                             1999          1998
                                                                             ----          ----
Net loss................................................................   $(1,263)      $(2,636)

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments.............................       (14)            4

   Unrealized loss on securities........................................       (64)          (14)
                                                                           -------       -------

Other comprehensive loss ...............................................       (78)          (10)
                                                                           -------       -------

Comprehensive loss......................................................   $(1,341)      $(2,646)
                                                                           =======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               1999             1998
                                                                               ----             ----
Cash flows from operating activities:
   Net loss------------------------------------------------------------     $ (1,263)        $ (2,636)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization-------------------------------------          764              779
     Provision for doubtful accounts-----------------------------------           61              240
     Asset impairment and loss on disposal of assets-------------------           75            2,873
     Deferred compensation---------------------------------------------            7                6
Net changes in assets and liabilities:
     Accounts receivable and unbilled revenues-------------------------        1,238           (4,693)
     Prepaid expenses and other assets---------------------------------       (1,350)          (2,987)
     Projects in process-----------------------------------------------       (2,566)          (2,064)
     Accounts payable and accrued expenses-----------------------------       (1,708)           2,337
     Deferred revenues-------------------------------------------------        1,169              924
     Other-------------------------------------------------------------          305              469
                                                                            --------         --------
Net cash used in operating activities----------------------------------       (3,268)          (4,752)
                                                                            --------         --------

Cash flows from investing activities:
   Purchases of short-term investments-------------------------------        (26,401)        (119,191)
   Sales and maturities of short-term investments-------------------          26,584          125,564
   Purchases of equipment and leasehold improvements-------------------         (996)            (589)
   Purchase of Information Technology Forum assets, net of cash
      acquired---------------------------------------------------------            -             (138)
   Purchase of Treasury Stock------------------------------------------            -           (1,536)
   Other---------------------------------------------------------------          184              163
                                                                            --------         --------
       Net cash (used in) provided by investing activities-------------         (629)           4,273
                                                                            --------         --------

Cash flows from financing activities:
   Proceeds from issuance of stock, net--------------------------------          157               54
   Other---------------------------------------------------------------           33
                                                                            --------         --------
       Net cash provided by financing activities-----------------------          190               54
                                                                            --------         --------

   Net decrease in cash and equivalents--------------------------------       (3,707)            (425)
   Cash and equivalents at the beginning of the period-----------------        5,611            1,785
                                                                            --------         --------
   Cash and equivalents at the end of the period-----------------------     $  1,904         $  1,360
                                                                            ========         ========

Supplemental cash flow disclosures:
   Interest paid-------------------------------------------------------     $      -         $      1
   Taxes paid----------------------------------------------------------            -               49



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               1999             1998
                                                                               ----             ----
Schedule of noncash investing and financing activities:
  Purchase of Information Technology Forum assets
     Working capital other than cash-----------------------------------     $      -         $     43
     Equipment and leasehold improvements------------------------------            -               17
     Intangibles-------------------------------------------------------            -              821
     Capital lease assumed---------------------------------------------            -              (10)
     Issuance of unregistered common stock-----------------------------            -             (733)
                                                                            --------         --------
     Cash paid for Information Technology Forum assets, net
       of cash acquired------------------------------------------------     $      -         $    138
                                                                            ========         ========



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  GENERAL AND BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited interim consolidated financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information to technology companies, and operates under two divisions: the marketing research division and IQ2.net. These divisions focus on a suite of online and database marketing services which can greatly improve the identification and segmentation of customers and prospects for more effective customer acquisition and retention.

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial statements and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature as considered necessary for a fair presentation of the financial position of the Company as of June 30, 1999 and the results of the Company's operations and its cash flows for the three and six month period ended June 30, 1999 and 1998. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


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

4.  STOCK REPURCHASE PROGRAM

    In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. As of June 30, 1999, 720,000 shares have been repurchased.

5.  SEGMENT INFORMATION

    The Company is organized on the basis of products and services provided. The table below presents information about reported segments for the three months ended June 30, 1999 and 1998 (in thousands):

                                             Research                 IQ2.net
                                             --------                 -------
                                         1999       1998          1999       1998
                                         ----       ----          ----       ----
         Revenues                      $ 4,953    $ 5,230       $ 4,349    $ 4,757
                                       ------------------       ------------------
         EBIT                          $(1,432)   $(1,119)      $  (755)   $    79
                                       ==================       ==================

              A reconciliation of total segment revenues to total consolidated revenues and of total segment EBIT to total consolidated operating loss, for the three months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                        1999        1998
                                                        ----        ----
         REVENUES
              Total segment revenues                  $ 9,301      $ 9,987
              Other reconciling items                     ---          ---
                                                      --------------------
              Consolidated revenues                   $ 9,301      $ 9,987
                                                      ====================

         EBIT
              Total EBIT for reportable segments      $(2,187)     $(1,040)
              Reconciling items:
                 Other                                    ---          ---
                                                      --------------------
            Operating  loss                            (2,187)      (1,040)

            Other income, net                             249          360
                                                      --------------------
             Loss before tax benefit                  $(1,938)     $  (680)
                                                      ====================

         The table below presents information about reported segments for the six months ended June 30, 1999 and 1998 (in thousands):


                                             Research                  IQ2.net
                                             --------                  -------
                                          1999       1998          1999       1998
                                          ----       ----          ----       ----
         Revenues                      $ 10,987   $ 10,921      $  9,295   $  9,025

                                       -------------------      -------------------
         EBIT                          $ (2,003)  $ (1,917)     $ (1,056)  $ (1,419)
                                       ===================      ===================

                  A reconciliation of total segment revenues to total consolidated revenues and of total segment EBIT to total consolidated operating loss, for the six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                        1999        1998
                                                        ----        ----
         REVENUES
              Total segment revenues                  $ 20,282     $ 19,946
              Other reconciling items                      ---          ---
                                                      ---------------------
              Consolidated revenues                   $ 20,282     $ 19,946
                                                      =====================

         EBIT
              Total EBIT for reportable segments      $ (3,059)    $ (3,336)
              Reconciling items:
                  Write down of capitalized software
                   Not attributable to defined segment     ---         (916)
                   Unsuccessful launch of new segment      ---         (805)
               Charges for unsuccessful launch of
                 National sales force                      ---         (496)
                 Other                                     ---         (158)
                                                      ---------------------
            Operating loss                              (3,059)      (5,711)
            Other income, net
                                                           516          768
                                                      ---------------------
             Loss before tax benefit                  $ (2,543)    $ (4,943)
                                                      =====================


         EBIT is net income before interest and taxes. EBIT is a financial measure commonly used as an indicator of operating performance and should not be construed as an alternative to net income as determined in accordance with generally accepted accounting principles.

         EBIT for IQ2.net in 1998 includes a one-time write off of capitalized internally developed software of $580,000.

6.  BARTER REVENUE RECOGNITION

During the first quarter of 1999, the Company entered into six barter agreements with Internet search engine companies. These agreements allow IntelliQuest access to Internet banner impressions for soliciting marketing information responses; in return, the Internet companies receive product-marketing

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


    data from this information. These transactions had associated recognized revenue of $231,500 and direct expenses of $231,500, resulting in no effect on results of operations. These types of transactions are common in this industry. The Company has participated in these types of transactions in the past, but the associated revenues and expenses were immaterial.

7.  SUBSEQUENT EVENTS

    SALE OF IQ2.NET

    On July 22, 1999 Naviant Technology Solutions, Inc. and IntelliQuest Information Group, Inc. signed an agreement to sell the IQ2.net division, which includes all of the capital stock of IQ2.net and certain other related assets. The purchase price is $46.5 million, of which $2 million will be held in escrow pending verification of the "Net Asset Value", which must be valued between $11.5 million and $13.0 million. Even though the Company expects to close this transaction before the end of the third quarter, the transaction is subject to a number of conditions, some of which are beyond its control. There is no certainty that a transaction will result from this agreement.

    INTELLIQUEST, INC. CASH MERGER

    On August 12, 1999, the Company entered into a definitive agreement with Kantar Media Research, Inc., a subsidiary of WPP, Inc., pursuant to which, and subject to certain conditions, Kantar will acquire the Company in a cash merger transaction for an aggregate cash price of $42.5 million, plus an amount equal to the Company's cash on hand at closing. This amount will be subject to adjustment up or down based on IntelliQuest's meeting certain financial targets and maintaining a certain level of working capital. Principal conditions precedent to such acquisition include approval of the acquisition by the Company's shareholders, regulatory approvals, and the completion of the sale of the Company's IQ2.net, Inc. operations to Naviant Technology Solutions, Inc. Although the Company expects to close the merger in the fourth quarter of this year, its completion is subject to several conditions beyond its control. There is no certainty that a transaction will result from this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE FINANCIAL CONDITION AND OPERATING RESULTS, PRODUCT DEVELOPMENT, BUSINESS AND GROWTH STRATEGY, CONTEMPLATED DISPOSITIONS, MARKET CONDITIONS AND COMPETITIVE ENVIRONMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO RISKS ASSOCIATED WITH DATABASE MARKETING INFORMATION SERVICES, RELIANCE ON KEY CUSTOMERS/TECHNOLOGY INDUSTRY CONSOLIDATION; DEPENDENCE ON SUBSCRIPTION AND CONTRACT RENEWALS; FLUCTUATIONS IN OPERATING RESULTS/SEASONALITY; MANAGEMENT OF GROWTH/POSSIBLE ACQUISITIONS; COMPETITION; DEPENDENCE ON KEY PERSONNEL; DEVELOPMENT OF DIRECT SALES FORCE; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTION; DATA COLLECTION RISKS; RISKS RELATED TO CIMS; HISTORY OF NET LOSSES/UNCERTAIN PROFITABILITY; LIMITED PROTECTION OF PROPRIETARY SYSTEMS, SOFTWARE AND PROCEDURES; THE COMPANY'S PURSUIT OF STRATEGIC ALLIANCES; AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

         The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of June 30, 1999, there were no outstanding forward contracts in place.

RESULTS OF OPERATIONS

         TOTAL REVENUES. Total revenues decreased from $10.0 million to $9.3 million for the quarters ended June 30, 1998 and 1999, respectively, and increased from $19.9 million to $20.3 million for the six months ended June 30, 1998 and 1999. This decline represents a 6.9% decrease for the three-month period ended June 30, 1999 from the comparable 1998 period and an increase of 1.7% for the six months ended June 30, 1998 and 1999 respectively.

         Revenues from continuous services decreased 9.1% from $8.5 million to $7.7 million for the quarters ended June 30, 1998 and 1999, respectively, and 2.9% from $16.7 million to $16.2 million for the six months ended June 30, 1998 and 1999. This was due to shifts in the product lines and divisional sales mix. Other revenue increased 5.2% to $1.6 million for the three months ended June 30, 1999 from $1.5 million for first quarter of 1998 and 25.1% from $3.3 million to $4.1 million for the six months ended June 30, 1998 and 1999 respectively.

         Revenues attributable to international market research decreased 18.1% from $2.2 million to $1.8 million for the quarters ended June 30, 1998 and 1999, respectively, and increased 24.3% from $3.7 million to $4.6 million for the six months ended June 30, 1998 and 1999 respectively. This was due to increased projects associated with our current customer base.

         COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, database marketing service charges, royalties, telecommunications charges and other costs directly attributable to products or projects. Costs of revenues remained constant at $5.1 million for the quarters ended June 30, 1998 and 1999, respectively. Costs of revenues increased as a percentage of total revenues from 51% to 55% for the quarters ended June 30, 1998 and 1999, respectively, and decreased

1.1% from $10.9 million to $10.8 million for the six months ended June 30, 1998 and 1999 respectively. The increase was a result of lower sales while maintaining the structure needed for higher growth.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 12.1% from $4.9 million to $5.5 million for the quarters ended June 30, 1998 and 1999, respectively, and decreased from $11.1 million to $10.9 million for the six months ended June 30, 1998 and 1999. As a percentage of total revenues, sales, general and administrative expenses increased to 59.6% for the second quarter of 1999 from 49.5% for the second quarter of 1998 and decreased from 55.5% to 53.8% for the six months ended June 30, 1998 and 1999 respectively. This increase is due primarily to increased salaries and benefits resulting from under utilization of the direct labor force in which non-productive time is charged to S,G&A.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $678,000 and $464,000 for the three months ended June 30, 1998 and 1999, respectively, and decreased 71.4% from $3.1 million to $874,000 for the six months ended June 30, 1998 and 1999 respectively. This decrease was a result of a one-time charge in 1998 for internally developed software that was written off. As a percentage of total revenues, product development expenses represented 6.8% and 4.9% for the second quarters of 1998 and 1999, respectively, and 15.3% to 4.3% for the six months ended June 30, 1998 and 1999 respectively. The decrease in 1999 is primarily related to the reorganization of the Research product development team and IQ2.net's decision to outsource the development of a key product.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 40.8% from $289,000 to $407,000 for the quarters ended June 30, 1998 and 1999, respectively, and 22.7% from 618,000 to 758,000 for the six months ended, June 30, 1998 and 1999 respectively. The increase is primarily due to the construction of a new Data Collection Center in Austin and the upgrade of computer systems for Y2K compliance.

         INCOME TAXES. Benefit for income taxes was 48.7% of income before income taxes for the quarter ended June 30, 1999 and 50.3% for the six months ended June 30, 1999. This rate is higher than the Company's combined federal and state income tax rates due to significant interest income derived from in tax-free investments, as a percentage of loss before taxes. As a percentage of operating income before investment income the rate is 38.3%, as calculated during 1998, which approximates the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1999, the Company had cash of $1.9 million and short-term investments of $27.6 million and working capital of $40.7 million.

         During the six months ended June 30, 1999, the Company used $3.3 million for operating activities versus $4.8 million during the same period in the prior year. This decrease in cash flow used for operations was primarily due to the ability to collect accounts receivable and monitor the use of cash for other activities. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of June 30, 1998 and 1999, the Company had $2.1 million and $3.3 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of June 30, 1998 and 1999, the Company had $3.5 million and $5.4 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

         The Company generated net cash from investing activities of $4.3 million and had net outflows of $629,000 for the six months ended June 30, 1998 and 1999, respectively. Investments in short-term securities did generate cash flow of $183,000 in 1999, while purchases of equipment/leasehold improvements and other investing activities used $812,000.

          The Company generated cash from financing activities of $54,000 and $190,000 for the six months ended, June 30, 1998 and 1999, respectively.

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

This project has followed a systematic approach that consists of the following tasks:

- created awareness among staff and management regarding the issues and the project;
- ensured that executive management and the board of directors were actively involved in the project;
- inventoried hardware, software and other systems as well as vendors, suppliers, and clients;
- assessed the risk and prioritized those systems most critical to business functioning;
- took corrective action by retiring, upgrading and/or remediating hardware, software and other equipment;
- developed and implemented action plans and testing strategies;
- contingency planning.

The project focus has not been limited to our business. We have requested that critical vendors supply us with their Year 2000 readiness statements so that we have sufficient time to install upgrades and complete testing where appropriate. We have been working with our major suppliers and customers to assess their Year 2000 readiness. The goal of these efforts is to ensure that the Year 2000 issue will not impact our ability to provide services.

We believe IntelliQuest has taken appropriate measures to make our "mission critical" systems Year 2000 Ready in accordance with our criteria. "Year 2000 Ready" means that the system will not fail because of problems handling dates associated with the year change from December 31, 1999 to January 1, 2000, including leap year calculations, provided that all other systems (for example, hardware, software and firmware) used with the system, properly exchange accurate date data with it. We are also putting in place certain contingency plans to address potential problems caused by the Year 2000 date change. Based on our test results of mission critical systems, we do not anticipate problems that would cause disruption of normal business functions. In addition, our review of vendor and supplier readiness has revealed minimal impact to our ongoing operation. In the event that issues outside of our control occur, we will make all reasonable efforts to minimize the impact on our services.

     The Company expects to incur costs of approximately $150,000 to $250,000 through 1999 for consulting, administration, hardware, software, and other expenses associated with Year 2000 compliance. This quarter, the Company has incurred approximately $41,000 related to the correction and testing phases of the Year 2000 project. These charges are reported as a component of selling, general and administrative expenses. The Company plans to expense maintenance costs as incurred, while costs of updated software and hardware will be amortized over the respective lives of the assets. The total cost of the project is being funded through operating cash flows.

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

SALE OF IQ2.NET

         On July 22, 1999 Naviant Technology Solutions, Inc. and IntelliQuest Information Group, Inc. signed an agreement to sell the IQ2.net division, which includes all of the capital stock of IQ2.net and certain other related assets. The purchase price is $46.5 million, of which $2 million will be held in escrow pending verification of the "Net Asset Value", which must be valued between $11.5 million and $13.0 million. Even though the Company expects to close this transaction before the end of the third quarter, the transaction is subject to a number of conditions, some of which are beyond its control. There is no certainty that a transaction will result from this agreement.

INTELLIQUEST, INC. CASH MERGER

         On August 12, 1999 , the Company entered into a definitive agreement with Kantar Media Research, Inc., a subsidiary of WPP, Inc., pursuant to which, and subject to certain conditions, Kantar will acquire the Company in a cash merger transaction for an aggregate cash price of $42.5 million, plus an amount equal to the Company's cash on hand at closing. This amount will be subject to adjustment up or down based on IntelliQuest's meeting certain financial targets and maintaining a certain level of working capital. Principal conditions precedent to such acquisition include approval of the acquisition by the Company's shareholders, regulatory approvals, and the completion of the sale of the Company's IQ2.net, Inc. operations to Naviant Technology Solutions, Inc. Although the Company expects to close the merger in the fourth quarter of this year, its completion is subject to several conditions beyond its control. There is no certainty that a transaction will result from this agreement.

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

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             2     IQ2.net Asset Purchase Agreement
             11.1  Statement Regarding Computation of Net Income Per Share
             27    Financial Data Schedule
         (b) Reports on Form 8-K
             None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED August 15, 1999
                                       IntelliQuest Information Group, Inc.
                                       (Registrant)


                                    By: /s/ Francis S. Webster  III
                                       --------------------------------------
                                       Francis S. Webster III
                                       Chief Financial Officer