Form 10-Q
period 1999-09-30
INTELLIQUEST INFORMATION GROUP INC
filed 1999-11-15
CIK 1007083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934

                    For the quarter ended: September 30, 1999

                                       or

------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                          OUTSTANDING AT SEPTEMBER 30, 1999
Common Stock, $.0001 par value                      7,897,244

                       INTELLIQUEST INFORMATION GROUP, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE NO.

         Item 1.  Financial Statements:
                     Condensed Consolidated Balance Sheets
                     September 30, 1999 (unaudited) and December 31, 1998                           3

                     Condensed Consolidated Statements of Operations (unaudited)
                     Three Months Ended September 30, 1999 and 1998                                 4

                     Condensed Consolidated Statements of Operations (unaudited)
                     Nine Months Ended September 30, 1999 and 1998                                  5

                     Consolidated Statements of Comprehensive Income (unaudited)
                     Three Months Ended September 30, 1999 and 1998                                 6

                     Consolidated Statements of Comprehensive Income (unaudited)
                     Nine Months Ended September 30, 1999 and 1998                                  7

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 1999 and 1998                                  8

                     Notes to Condensed Consolidated Interim Financial Statements                  10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         13

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 19

         Item 2.  Changes in Securities                                                             19

         Item 3.  Defaults Upon Senior Securities                                                   19

         Item 4.  Submission of Matters to a Vote of Security Holders                               19

         Item 5.  Other Information                                                                 19

         Item 6.  Exhibits and Reports on Form 8-K                                                  19

         Signatures                                                                                 20

                      INTELLIQUEST INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    ------------
                                                                           (UNAUDITED)
                                    ASSETS
Current assets:
   Cash ................................................................  $  4,340          $  5,611
   Short-term investments...............................................    72,868            28,010
   Accounts receivable, net.............................................     7,347            10,978
   Unbilled revenues....................................................     7,528             3,532
   Projects in process..................................................        21               153
   Prepaid expenses and other assets....................................     4,829             2,336
                                                                          --------          --------
       Total current assets.............................................    96,933            50,620
   Furniture and equipment, net.........................................     2,088             2,850
   License agreement, net...............................................         -             7,324
   Other assets.........................................................       330             1,793
                                                                          --------          --------
       Total assets.....................................................  $ 99,351          $ 62,587
                                                                          ========          ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................  $  1,943          $  3,996
   Accrued liabilities..................................................    16,549             2,826
   Deferred revenues....................................................     6,435             2,145
       Total current liabilities........................................    24,927             8,967
Obligations under capital leases and deferred rent......................       170                79
                                                                          --------          --------
       Total liabilities................................................    25,097             9,046
                                                                          ========          ========

Stockholders' equity:
   Series A junior participating preferred stock........................         -                 -
   Common stock, $.0001 par value, 30,000,000 shares authorized,
   8,617,000 and 8,563,000 shares issued and outstanding, respectively
   720,000 and 720,000 shares in treasury, respectively.................         1                 1
   Capital in excess of par value.......................................    54,169            53,976
   Other................................................................       966               121
   Accumulated income (deficit).........................................    19,118              (557)
                                                                          --------          --------
       Total stockholders' equity.......................................    74,254            53,541
                                                                          --------          --------
       Total liabilities and stockholders' equity.......................  $ 99,351          $ 62,587
                                                                          ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                 1999              1998
                                                               -------           --------
Revenues:
   Continuous services......................................   $ 8,148           $  8,109
                                                               -------           --------
   Other services...........................................     3,059              1,055
     Total revenues.........................................    11,207              9,164

Operating expenses:
   Costs of revenues........................................     5,853              5,436
   Sales, general and administrative........................     3,742              2,416
   Product development......................................       341                511
   Depreciation and amortization............................       229                282
                                                               -------           --------
     Total operating expenses...............................    10,165              8,645
                                                               -------           --------
Operating income............................................     1,042                519

  Income (loss) from discontinued operations (net of tax)...    (1,098)               119
  Gain on sale of discontinued operations (net of tax)......    21,196                  -

  Interest income...........................................       205                318
                                                               -------           --------
  Income before income tax benefit..........................    21,345                956
  Income tax provision on operations........................       402                255
                                                               -------           --------
Net income..................................................   $20,943           $    701
                                                               =======           ========
Basic earnings per share....................................   $  2.65           $    .08

Diluted earnings per share..................................   $  2.52           $    .08

Basic weighted average shares outstanding...................     7,897              8,307

Diluted weighted average shares outstanding.................     8,299              8,353

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                              1999             1998
                                                             -------          -------
Revenues:
   Continuous services...................................    $15,829          $17,281
   Other services........................................      6,364            2,804
                                                             -------          -------
     Total revenues......................................     22,193           20,085
                                                             -------          -------
Operating expenses:
   Costs of revenues.....................................     11,822           11,488
   Sales, general and administrative.....................      9,638            8,940
   Product development...................................      1,032            2,610
   Depreciation and amortization.........................        661              850
                                                             -------          -------
     Total operating expenses............................     23,153           23,888
                                                             -------          -------
Operating loss...........................................       (960)          (3,803)

  Loss from discontinued operations (net of tax).........     (1,580)          (1,270)
  Gain on sale of discontinued operations (net of tax)...     21,196                -

  Interest income........................................        722            1,086
                                                             -------          -------
  Income (loss) before income tax benefit................     19,378           (3,987)
  Income tax benefit.....................................        301            2,052
                                                             -------          -------
Net income (loss)........................................    $19,679          $(1,935)
                                                             =======          =======
Basic earnings (loss) per share..........................    $  2.50          $  (.23)

Diluted earnings (loss) per share........................    $  2.37          $  (.23)

Basic weighted average shares outstanding................      7,879            8,413

Diluted weighted average shares outstanding..............      8,315            8,413

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999               1998
                                                                                    ----               ----
Net income.............................................................          $ 20,943           $    701

Other comprehensive income, net of tax:
   Foreign currency translation adjustments............................                48                 18

   Deferred compensation options ......................................               915                  -

   Unrealized loss on securities.......................................               (18)                37
                                                                                 --------           --------

Other comprehensive income ............................................               945                 55
                                                                                 --------           --------

Comprehensive income...................................................          $ 21,888           $    756
                                                                                 ========           ========








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999                1998
                                                                                    ----                ----
Net income (loss)......................................................          $ 19,679           $ (1,935)

Other comprehensive income, net of tax:
   Foreign currency translation adjustments............................                34                 22

   Deferred compensation options ......................................               915                  -

   Unrealized loss on securities.......................................               (82)                23
                                                                                 --------           --------

Other comprehensive income ............................................               867                 45
                                                                                 --------           --------

Comprehensive income (loss)............................................          $ 20,546           $ (1,890)
                                                                                 ========           ========











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1999                1998
                                                                                         ----                ----
Cash flows from operating activities:
   Net income (loss)...................................................              $  19,679           $  (1,935)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization.....................................                  8,284               1,187
     Provision for doubtful accounts...................................                    368                 316
     Asset impairment and loss on disposal of assets...................                    886               2,873
     Deferred compensation.............................................                    925                  10
Net changes in assets and liabilities:
     Accounts receivable and unbilled revenues.........................                   (733)             (5,697)
     Prepaid expenses and other assets.................................                 (2,493)             (2,687)
     Projects in process...............................................                    132                   2
     Accounts payable and accrued expenses.............................                 11,666               2,159
     Deferred revenues.................................................                  4,290                 (98)
     Other.............................................................                  1,463                 407
                                                                                     ---------           ---------
Net cash provided by (used in) operating activities....................                 44,467              (3,463)
                                                                                     ---------           ---------

Cash flows from investing activities:
   Purchases of short-term investments...............................                  (83,939)           (156,436)
   Sales and maturities of short-term investments...................                    38,930             163,011
   Purchases of equipment and leasehold improvements...................                 (1,084)               (866)
   Purchase of Information Technology Forum assets, net of cash
      acquired.........................................................                      -                (138)
   Purchase of Treasury Stock..........................................                      -              (2,385)
   Other...............................................................                    151                 144
                                                                                     ---------           ---------
       Net cash provided by (used in) investing activities.............                (45,942)              3,330
                                                                                     ---------           ---------

Cash flows from financing activities:
   Proceeds from issuance of stock, net................................                    193                  54
   Other...............................................................                     11                  30
                                                                                     ---------           ---------
       Net cash provided by financing activities.......................                    204                  84
                                                                                     ---------           ---------

Net decrease in cash and equivalents...................................                 (1,271)                (49)
Cash and equivalents at the beginning of the period....................                  5,611               1,785
                                                                                     ---------           ---------
Cash and equivalents at the end of the period..........................              $   4,340           $   1,736
                                                                                     =========           =========







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     INTELLIQUEST INFORMATION GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999            1998
                                                                                    ----            ----
Supplemental cash flow disclosures:
   Interest paid.......................................................            $    -          $   1
   Taxes paid..........................................................                 -             49

Schedule of noncash investing and financing activities:
  Purchase of Information Technology Forum assets
     Working capital other than cash...................................            $    -          $  43
     Equipment and leasehold improvements..............................                 -             17
     Intangibles.......................................................                 -            821
     Capital lease assumed.............................................                 -            (10)
     Issuance of unregistered common stock.............................                 -           (733)
                                                                                   ------          -----
     Cash paid for Information Technology Forum assets, net
       of cash acquired................................................            $    -          $ 138
                                                                                   ======          =====











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       GENERAL AND BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements include the accounts of IntelliQuest Information Group, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the "Company" or "IntelliQuest"). The Company provides international quantitative marketing information to technology companies, and formerly operated under two divisions: marketing research division and IQ2.net. These divisions focused on a suite of online and database marketing services, which can greatly improve the identification and segmentation of customers and prospects for more effective customer acquisition and retention. The Company has sold IQ2.net and reported the operations for this quarter as a discontinued operation.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial statements and, accordingly, do not include all information and notes required under generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature as considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and the results of the Company's operations and its cash flows for the three and nine month period ended September 30, 1999 and 1998. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         The Licensing agreement has been sold as part of the IQ2.net sale. All rights under the licensing agreement have been relinquished and assigned to Naviant Technology Solutions Inc.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


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

         These assets were part of the IQ2.net division and as a result of the sale have been purchased by Naviant Technology Solutions Inc.

4.       STOCK REPURCHASE PROGRAM

         In January 1998, the Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. As of September 30, 1999, 720,000 shares have been repurchased.

5.       BARTER REVENUE RECOGNITION

         During the first quarter of 1999, the Company entered into six barter agreements with Internet search engine companies. These agreements allow IntelliQuest access to Internet banner impressions for soliciting marketing information responses; in return, the Internet companies receive product-marketing data from this information. These transactions had associated recognized revenue of $463,000 and direct expenses of $463,000, being recognized evenly in the first and third quarters of 1999, resulting in no effect on results of operations. These types of transactions are common in this industry. The Company has participated in these types of transactions in the past, but the associated revenues and expenses were immaterial.

6.       SALE OF IQ2.NET

         On July 22, 1999, Naviant Technology Solutions, Inc. and IntelliQuest Information Group, Inc. signed an agreement to sell the IQ2.net division, which includes all of the capital stock of IQ2.net and certain other related assets, for $46.5 million. IntelliQuest and Naviant completed the transaction on September 15, 1999, resulting in a gain on sale of $21.2 million. $2.0 million in escrow was received on October 13, 1999.

INTELLIQUEST INFORMATION GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


7.       SUBSEQUENT EVENTS

         INTELLIQUEST, INC. CASH MERGER

         On August 12, 1999 , the Company entered into a definitive agreement with WPP US Finance Corp., a subsidiary of WPP Group, Inc., pursuant to which, and subject to certain conditions, WPP US Finance Corp, will acquire the Company in a cash merger transaction for an aggregate cash price of $42.5 million, plus an amount equal to the Company's cash on hand at closing. This amount will be subject to adjustment up or down based on IntelliQuest's meeting certain financial targets and maintaining a certain level of working capital. Principal conditions precedent to such acquisition include approval of the acquisition by the Company's shareholders, regulatory approvals, and the completion of the sale of the Company's IQ2.net Inc. operations to Naviant Technology Solutions, Inc. On November 1, we announced that IntelliQuest shareholders had approved the merger at a special meeting of shareholders. Subsequent to that announcement, we determined that our shareholders did not receive proper notice of that meeting and of their appraisal rights under Delaware law. As a result, we intend to hold another special meeting of shareholders to vote upon the merger. IntelliQuest shareholders will receive notice of that meeting and proxy materials once we have set the meeting date. The record date for the meeting is November 15, 1999. Although the Company expects to close the merger in the fourth quarter of this year, its completion is subject to several conditions beyond its control.

8.       CLASS ACTION SUIT

         On November 4, 1999, a purported class action lawsuit was filed by an alleged stockholder of IntelliQuest against IntelliQuest and WPP Acquisition in the Delaware Court of Chancery styled William M. Skeen v. IntelliQuest Information Group, Inc. and WPP Acquisition, Inc., C.A. No. 17526NC. The complaint sets forth allegations of violations of 8 Del. C. Sections 251 and 262 due to improper notice of the November 1, 1999 special meeting of IntelliQuest stockholders. The plaintiff seeks an order from the Court (i) declaring that defendants violated and are violating 8 Del. C. Sections 251 and 262, (ii) declaring the action to be a class action, (iii) enjoining the consummation of the merger with WPP Acquisition, (iv) directing defendants to account for damages and injuries sustained by the stockholder plaintiff, (v) ordering the payment, in a quasi-appraisal proceeding or otherwise, of the fair value of shares of IntelliQuest common stock plus damages and interest, (vi) awarding rescissory damages, (vii) awarding plaintiff costs, expert witness fees and attorneys' fees and (viii) granting such other and further relief as may be just and proper. The Company intends to vigorously defend itself in this lawsuit.

9.       SHAREHOLDERS MEETING

         As previously announced, IntelliQuest has entered into a merger agreement pursuant to which an affiliate of WPP Group has agreed to acquire all of the outstanding shares of IntelliQuest common stock and IntelliQuest shareholders will receive cash consideration. On November 1, we announced that IntelliQuest shareholders had approved the merger at a special meeting of shareholders. Subsequent to that announcement, we determined that our shareholders did not receive timely notice of that meeting and of their appraisal rights under Delaware law. As a result, we intend to hold another special meeting of shareholders to vote upon the merger. IntelliQuest shareholders will receive notice of that meeting and proxy materials once we have set the meeting date. The record date for the meeting is November 15, 1999.

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

         The Company's continuous services are composed of renewable subscription-based products, renewable proprietary products, customer information products sold under contract, and recurring conferences. The Company's renewable subscription-based product revenues are derived substantially from four product families: IntelliTrack IQ, World Wide Internet Tracking Study ("WWITS"), the Computer Industry Media Study ("CIMS"), and Zona Advisory Services. The Company's renewable proprietary product revenues typically consist of revenues from proprietary recurring tracking studies, panel projects, "value-add" proprietary services, and customer information products. The Company's other services are composed of non-recurring proprietary research and non-recurring conferences sold to clients where an ongoing contractual agreement does not exist.

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

         The Company's exposure to foreign currency rate fluctuations has been relatively low. First, the Company generally requires payment from its customers in U.S. dollars. Second, the Company controls vendor related foreign currency risk both through contractual clauses requiring clients to reimburse the Company for any material losses on contracts caused by exchange rate fluctuations and by locking in forward currency contracts. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge a portion of its exposure on anticipated transactions and firm commitment transactions. The currency hedged is the British pound. The Company monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially reduce the impact of fluctuations in currency exchange rates on its results of operations and financial position. As of September 30, 1999, there were no outstanding forward contracts in place.

         During the third quarter, the Company sold its IQ2.net operations. Accordingly, financial results associated with those operations are reflected as discontinued operations in the Company's financial statements. The Company's gain on such sale, net of taxes, was approximately $21.1 million. For the third quarter, the loss from discontinued operations was $1.1 million, compared with income of $119,000 for the same period in 1998; the loss from discontinued operations for the nine month period in 1999 was $1.6 million, compared with a loss of $1.3 million for the same period in 1998.


RESULTS OF OPERATIONS

         TOTAL REVENUES. Total revenues increased from $9.1 million to $11.2 million for the quarters ended September 30, 1998 and 1999, respectively, and increased from $20.0 million to $22.1 million for the nine months ended September 30, 1998 and 1999. This represents a 23.1% increase for the three-month period ended September 30, 1999 from the comparable 1998 period and an increase of 10.5% for the nine months ended September 30, 1998 and 1999 respectively.

         Revenues from continuous services were flat at $8.1 million verses $8.1 million for the quarters ended September 30, 1998 and 1999, respectively, and declined 8.4% from $17.2 million to $15.8 million for the nine months ended September 30, 1998 and 1999. This was due to shifts in the product lines and divisional sales mix. Other revenue increased 289.9% to $3.1 million for the three months ended September 30, 1999 from $1.0 million for first quarter of 1998 and 226.9% from $2.8 million to $6.3 million for the nine months ended September 30, 1998 and 1999 respectively.

         Revenues attributable to international market research increased 200.7% from $519,000 to $1.0 million for the quarters ended September 30, 1998 and 1999, respectively, and increased 74.8% from $(3.8) million loss to $(960,000) for the nine months ended September 30, 1998 and 1999 respectively. This was due to increased projects associated with our current customer base.

         COSTS OF REVENUES. Costs of revenues are primarily composed of data collection, labor charges, and other costs directly attributable to products or projects. Costs of revenues increased from $5.4 million to $5.8 million for the quarters ended September 30, 1998 and 1999, respectively. Costs of revenues decreased as a percentage of total revenues from 59% to 52% for the quarters ended September 30, 1998 and 1999, respectively, and increased 2.9% from $11.5 million to $11.8 million for the nine months ended September 30, 1998 and 1999 respectively. The dollar increase in third quarter resulted from an increase in project work, thus requiring more direct costs. The decrease as a percentage of revenue was due to increased labor efficiencies.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses consist primarily of personnel and other costs associated with sales, marketing, administration, finance, information systems, human resources and general management. Sales, general and administrative expenses increased 54.8% from $2.4 million to $3.7 million for the quarters ended September 30, 1998 and 1999, respectively, and increased from $8.9 million to $9.6 million for the nine months ended September 30, 1998 and 1999. As a percentage of total revenues, sales, general and administrative expenses increased to 33.4% for the third quarter of 1999 from 26.3% for the third quarter of 1998 and decreased from 44.5% to 43.4% for the nine months ended September 30, 1998 and 1999 respectively. This increase is due primarily to increased salaries and benefits resulting from under utilization of the direct labor force in which non-productive time is charged to S,G&A.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs incurred to develop or design new products, services or processes and significantly enhance existing products, services, and processes. Product development expenses were $511,000 and $341,000 for the three months ended September 30, 1998 and 1999, respectively, and decreased 39.5% from $2.6 million to $1.0 million for the nine months ended September 30, 1998 and 1999 respectively. This decrease was a result of a one-time charge in 1998 for internally developed software that was written off. As a percentage of total revenues, product development expenses represented 5.6% and 3.0% for the third quarters of 1998 and 1999, respectively, and 13.0% to 4.6% for the nine months ended September 30, 1998 and 1999 respectively. The decrease in 1999 is primarily related to the reorganization of the Research product development.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 18.8% from $282,000 to $229,000 for the quarters ended September 30, 1998 and 1999, respectively, and 22.2% from 850,000 to 661,000 for the nine months ended, September 30, 1998 and 1999 respectively. The decrease is primarily due to full depreciation of booked assets.

         INCOME TAXES. Provision for income taxes was 38.6% of income before income taxes for the quarter ended September 30, 1999 and the income tax benefit was 48.6% for the nine months ended September 30, 1999. This rate is higher than the Company's combined federal and state income tax rates due to significant interest income derived from in tax-free investments, as a percentage of loss before taxes. As a percentage of operating income before investment income the rate is 38.3%, as calculated during 1998, which approximates the Company's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash of $4.3 million and short-term investments of $72.9 million and working capital of $73.2 million.

         During the nine months ended September 30, 1999, the Company provided $44.4 million for operating activities versus $3.4 million used by operations during the same period in the prior year. This increase in cash flow provided by operations was primarily due to sale of IQ2.net division for $46.5 million, of which $2.0 million was released from escrow on October 13, 1999. Billed amounts are recorded as deferred revenues on the Company's financial statements and are recognized as income when earned. As of December 31, 1998 and September 30, 1999, the Company had $2.1 million and $6.4 million, respectively, of deferred revenues. In addition, when work is performed in advance of billing, the Company will record this work as unbilled revenue. As of December 31, 1998 and September 30, 1999, the Company had $3.5 million and $7.5 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

         The Company had net outflows of $45.9 million and provided cash from investing activities of $3.3 million for the nine months ended September 30, 1999 and 1998, respectively.

         The Company generated cash from financing activities of $204,000 and $84,000 for the nine months ended, September 30, 1999 and 1998, respectively.

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

SALE OF IQ2.NET

         On July 22, 1999 Naviant Technology Solutions, Inc. and IntelliQuest Information Group, Inc. signed an agreement to sell the IQ2.net division, which includes all of the capital stock of IQ2.net and certain other related assets, for $46.5 million. This transaction closed on September 15, 1999, resulting in a gain on sale of $21.2 million. $2.0 million in escrow was received on October 13, 1999.

INTELLIQUEST, INC. CASH MERGER

         On August 12, 1999, the Company entered into a definitive agreement with WPP Acquisition, pursuant to which, and subject to certain conditions, WPP Acquisition will acquire the Company in a cash merger transaction for an aggregate cash price of $42.5 million, plus an amount equal to the Company's cash on hand at closing. This amount will be subject to an adjustment up or down based on IntelliQuest's meeting certain financial targets and maintaining a certain level of working capital. Principal conditions precedent to such acquisition include approval of the acquisition by the Company's shareholders, regulatory approvals, and the completion of the sale of the Company's IQ2.net, Inc. operations to Naviant Technology Solutions, Inc. On November 1, we announced that IntelliQuest shareholders had approved the merger at a special meeting of shareholders. Subsequent to that announcement, we determined that our shareholders did not receive proper notice of that meeting and of their appraisal rights under Delaware law. As a result, we intend to hold another special meeting of shareholders to vote upon the merger. IntelliQuest shareholders will receive notice of that meeting and proxy materials once we have set the meeting date. The record date for the meeting is November 15, 1999. Although the Company expects to close the merger in the fourth quarter of this year, its completion is subject to several conditions beyond its control. There is no certainty that a transaction will result from this agreement.

PART II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
         On November 4, 1999, a purported class action lawsuit was filed by an alleged stockholder of IntelliQuest against IntelliQuest and WPP Acquisition in the Delaware Court of Chancery styled William M. Skeen v. IntelliQuest Information Group, Inc. and WPP Acquisition, Inc., C.A. No. 17526NC. The complaint sets forth allegations of violations of 8 Del. C. Sections 251 and 262 due to improper notice of the November 1, 1999 special meeting of IntelliQuest stockholders. The plaintiff seeks an order from the Court (i) declaring that defendants violated and are violating 8 Del. C. Sections 251 and 262, (ii) declaring the action to be a class action, (iii) enjoining the consummation of the merger with WPP Acquisition, (iv) directing defendants to account for damages and injuries sustained by the stockholder plaintiff, (v) ordering the payment, in a quasi-appraisal proceeding or otherwise, of the fair value of shares of IntelliQuest common stock plus damages and interest, (vi) awarding rescissory damages, (vii) awarding plaintiff costs, expert witness fees and attorneys' fees and (viii) granting such other and further relief as may be just and proper. The Company intends to vigorously defend itself in this lawsuit.

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

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
                  11.1 Statement Regarding Computation of Net Income Per Share
                  27   Financial Data Schedule
         (b)  Reports on Form 8-K
                  8-K for WPP Agreement
                  8-K for IQ2.net Acquisition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED October 15, 1999
                                    IntelliQuest Information Group, Inc.
                                    (Registrant)



                                    By:         /s/ Francis S Webster  III
                                             ----------------------------------
                                            Francis S. Webster III
                                            Chief Financial Officer